Form 10-Q
period 2000-09-30
CURON MEDICAL INC
filed 2000-11-14
CIK 1114365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                      OR

[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________. TO ____________.


                         COMMISSION FILE NO. 000-31519


                              CURON MEDICAL, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                                         77-0470324
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

                              735 Palomar Avenue
                              Sunnyvale, CA 94085
         (Address of principal executive offices, including zip code)

                                (408) 773-9910
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                      ---

As of November 7, 2000 18,682,374 shares of the Registrant's Common Stock were outstanding.

                              CURON MEDICAL, INC.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                Page
------------------------------                                                                ----
Item 1.    Financial Statements (unaudited)

           Balance Sheets as of
           September 30, 2000 and December 31, 1999.......................................      3

           Statements of Operations for the
           Three and nine month periods ended September 30, 2000 and 1999 and
           the cumulative period from inception through September 30, 2000................      4

           Statements of Cash Flows for the
           Nine month periods ended September 30, 2000 and 1999 and the
           cumulative period from inception through September 30, 2000....................      5

           Notes to Financial Statements..................................................      6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................     10

Item 3.    Quantitative and Qualitative Disclosures of
           Market Risk....................................................................     23

PART II.  OTHER INFORMATION
---------------------------

Item 2.    Changes in Securities and Use of Proceeds......................................     23

Item 6.    Exhibits and Reports on Form 8-K...............................................     23

Signatures................................................................................     24

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                              CURON MEDICAL, INC.
                                Balance Sheets
                  (Unaudited, in thousands except share data)

                                                                      September 30, 2000            December 31, 1999
                                                                      ------------------            -----------------
Assets
Current assets:
        Cash and cash equivalents                                        $       43,059                $       7,988
        Marketable securities                                                     8,024                        1,510
        Accounts receivable                                                         502                            -
        Related party notes receivable                                              250                            -
        Prepaid expenses and other current assets                                   254                           88
        Inventories                                                                 662                          321
                                                                         --------------                -------------
        Total current assets                                                     52,751                        9,907

Related party note receivable                                                        77                          250
Property and equipment, net                                                       1,462                        1,458
Intangible assets, net                                                              698                            -
Other assets                                                                         84                           71
                                                                         --------------                -------------
        Total assets                                                     $       55,072                $      11,686
                                                                         ==============                =============

Liabilities, Convertible Preferred Stock and Warrants and Stockholders' Equity (Deficit)
Current liabilities:
        Accounts payable                                                 $          186                $         586
        Accrued liabilities                                                       1,434                          922
        Current portion of long-term debt                                             -                          223
                                                                         --------------                -------------
        Total current liabilities                                                 1,620                        1,731

Long-term debt, net of current portion                                                                          227
Other liabilities                                                                    50                           19
                                                                         --------------                -------------
        Total liabilities                                                         1,670                        1,977
                                                                         --------------                -------------
Convertible preferred stock: $.001 par value;
        Authorized:  5,000,000 shares and 10,500,000 shares at
        September 30, 2000 and December 31, 1999, respectively
        Issued and outstanding: none and 9,597,000 at
        September 30, 2000 and December 31, 1999,
        respectively                                                                  -                       21,688
Preferred stock warrants                                                              -                          120
                                                                         --------------                -------------
Total preferred stock and warrants                                                    -                       21,808
                                                                         --------------                -------------
Stockholders' equity (deficit):
        Common stock, $.001 par value;
        Authorized 50,000,000 shares and 30,000,000 shares at
        September 30, 2000 and December 31, 1999, respectively
        Issued and outstanding: 18,681,000 and 2,819,000 at
        September 30, 2000 and December 31, 1999, respectively                       19                            3
        Additional paid-in capital                                               86,468                        8,644
        Deferred stock compensation                                              (3,327)                      (3,663)
        Deficit accumulated during the development stage                        (29,758)                     (17,083)
                                                                         --------------                -------------
        Total stockholders' equity (deficit)                                     53,402                      (12,099)

        Total liabilities, convertible preferred stock
                                                                         --------------                -------------
        and warrants and stockholders' equity (deficit)                  $       55,072                $      11,686
                                                                         ==============                =============

         See accompanying notes to the financial statements

                              CURON MEDICAL, INC.
                           Statements of Operations
                (Unaudited, in thousands except per share data)


                                                      For the Three Months Ended   For the Nine Months Ended     May 1, 1997
                                                      --------------------------   -------------------------   (Inception), to
                                                      Sept. 30,        Sept. 30,   Sept. 30,       Sept. 30,      Sept. 30,
                                                        2000             1999        2000            1999           2000
                                                      ---------        ---------   ---------       ---------   ---------------
Revenues                                               $   686        $      -      $    856          $   -      $     856
Cost of goods sold                                         860                         1,141                         1,141
                                                      ---------       ---------    ---------       ---------     ----------
Gross profit                                              (174)              -          (285)             -           (285)
                                                      ---------       ---------    ---------       ---------     ----------
Operating expenses:
     Research and development                              881           1,682         3,972          4,025         14,542
     Clinical and regulatory                               428             445         1,340          1,235          3,687
     Sales and marketing                                   910             238         2,005            648          2,945
     General and administrative                          1,033             475         3,112          1,259          6,429
                                                      ---------       ---------    ---------       ---------     ----------
Total operating expenses                                 3,252           2,840        10,429          7,167         27,603
                                                      ---------       ---------    ---------       ---------     ----------
Operating loss                                          (3,426)         (2,840)      (10,714)        (7,167)       (27,888)

Interest income                                            273              50           533            106            799
Interest expense                                        (3,038)            (29)       (4,090)           (63)        (4,265)
                                                      ---------       ---------    ---------       ---------     ----------
Net loss before extraordinary item                      (6,191)         (2,819)      (14,271)        (7,124)       (31,354)

Extraordinary gain - early extinguishment of
debt                                                     1,596               -         1,596              -          1,596
                                                      ---------       ---------    ---------       ---------     ----------
Net loss                                              $ (4,595)       $ (2,819)    $ (12,675)      $ (7,124)     $ (29,758)
                                                      =========       =========    =========       =========     ==========

Net loss per common share, basic and diluted:

     Net loss before extraordinary item               $  (1.38)       $  (1.41)    $   (4.53)      $  (3.49)

     Extraordinary gain - early
     extinguishment of debt                           $   0.36        $      -     $    0.51       $      -
                                                      ---------       ---------    ---------       ---------
Net loss per share, basic and diluted                 $  (1.02)       $  (1.41)    $   (4.02)      $  (3.49)
                                                      =========       =========    =========       =========
Shares used in computing net loss per share,
     basic and diluted                                   4,483           1,999         3,149          2,039
                                                      =========       =========    =========       =========




              See accompanying notes to the financial statements

                              CURON MEDICAL, INC.
                            Statement of Cash Flows
                           (Unaudited, in thousands)

                                                                      For the Nine Months Ended     May 1, 1997
                                                                     ---------------------------  (Inception), to
                                                                      Sept. 30,       Sept. 30,       Sept. 30,
                                                                        2000            1999            2000
                                                                     -----------      ----------  ---------------
Cash Flows From Operating Activities
Net loss                                                              $ (12,675)      $  (7,124)      $ (29,758)
Adjustments to reconcile net loss to net cash used in
     operating activities:
Depreciation and amortization                                               423             331             899
Amortization of acquired technology                                         205                             205
Extraordinary gain - beneficial conversion of
convertible note                                                         (2,996)                         (2,996)
Extraordinary loss - warrants on convertible note                         1,400                           1,400
Note payable issued in exchange for services received                        45                              45
Write-off of related party receivables                                                                       73
Amortization of stock-based compensation                                  2,762             956           7,726
Amortization of discounts on notes payable                                3,724              15           3,815
Common stock issued in exchange for services received                       203                             221
Preferred stock issued in exchange for intellectual
     property and services received                                                                         178
Stock options issued in exchange for services rendered                       40                              40
Changes in current assets and liabilities:
     Accounts receivable trade                                             (502)                           (502)
     Inventories                                                           (341)           (195)           (662)
     Prepaid expenses and other current assets                             (166)            (72)           (254)
     Other assets                                                           (13)            (21)            (84)
     Accounts payable                                                      (400)            358             186
     Accrued liabilities                                                    512             (14)          1,434
     Other long-term liabilities                                             33                              50
                                                                     -----------      ----------     -----------
     Net cash used in operating activities                               (7,746)         (5,766)        (17,984)
                                                                     -----------      ----------     -----------
Cash Flows From Investing Activities
Purchase of property and equipment                                         (427)           (934)         (2,361)
Purchase of marketable securities                                        (8,024)                         (9,534)
Proceeds from maturities of marketable securities                         1,510                           1,510
Purchase of acquired technology                                             (72)                            (72)
                                                                     -----------      ----------     -----------
        Net cash used in investing activities                            (7,013)           (934)        (10,457)
                                                                     -----------      ----------     -----------
Cash Flows From Financing Activities
Proceeds from issuance of notes payable                                                                     781
Proceeds from issuance of convertible notes payable                      11,045                          11,845
Repayment of convertible notes                                          (11,090)                        (11,090)
Principal payments on notes payable                                        (478)           (139)           (780)
(Payments to) proceeds from repayment of related party
     notes receivable                                                       (77)             50            (400)
Proceeds from issuance of convertible preferred stock,
     net of issuance costs                                                               14,095          20,710
Proceeds from issuance of common stock, net of
issuance costs                                                           50,154                          50,156
Proceeds from exercise of stock options                                     278                             278
                                                                     -----------      ----------     -----------
        Net cash provided by financing activities                        49,832          14,006          71,500
                                                                     -----------      ----------     -----------
Net increase in cash and cash equivalents                                35,073           7,306          43,059

Cash and cash equivalents at beginning of period                          7,988           4,502               -
                                                                     -----------      ----------     -----------
Cash and cash equivalents at end of period                            $  43,061       $  11,808       $  43,059
                                                                     ===========      ==========     ===========
Supplemental Disclosure Of Cash Flow Information
Cash paid for interest                                                $     290       $      51       $     373
Cash paid for taxes                                                                                           4

Supplemental Disclosure of Non-Cash Investing and
Financing Information
Conversion of notes payable and accrued interest to
     preferred stock                                                                                  $     803
Deferred stock based compensation                                     $   2,426       $   3,455       $  11,053
Issuance of warrants with debt                                        $   2,100                       $   2,220
Issuance of common stock in exchange for intangible
assets                                                                $     831                       $     831
Conversion of preferred stock to common stock                         $  21,808                       $  21,808



              See accompanying notes to the financial statements

                              CURON MEDICAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   The Company and Summary of Significant Accounting Policies

The Company
Curon Medical, Inc., formerly Conway-Stuart Medical, Inc., (the "Company") was incorporated in the State of Delaware on May 1, 1997. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders. The Company is in the development stage and since inception has devoted substantially all of its efforts to developing its products and raising capital.

Basis of Presentation
The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company's financial statements contained in our Registration Statement on Form S-1 (No. 333-37866) for the fiscal years ended December 31, 1998 and 1999 and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the years ended December 31, 1998 and 1999 contained in our Registration Statement on Form S-1.

Stock Split
In September 2000, the Company's Board of Directors effected a 0.57 for 1 reverse stock split. All share and per share amounts in the accompanying financial statements have been restated to reflect the effect of this reverse stock split.

Marketable Securities
Marketable securities consist primarily of highly liquid debt securities and commercial paper purchased with a remaining maturity at the date of purchase greater than three months. Marketable securities are classified as available-for-sale securities and are stated at market value with any temporary difference between an investment's amortized cost and its market value recorded as a separate component of stockholders' equity until such gains or losses are realized. Gains or losses on the sales of securities are determined on a specific identification basis. At September 30, 2000, the market value approximated the amortized cost of available-for-sale securities.

Initial Public Offering
In September 2000, the Company completed its initial public offering of 5,000,000 shares of its Common Stock at a price of $11.00 per share. The Company received approximately $50.2 million in cash, net of discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of Convertible Preferred Stock was automatically converted into one share of Common Stock, with a total of 9,597,133 shares converted.

Net Loss Per Share
Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the period excluding those shares that are subject to repurchase. Diluted net loss per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, warrants, and common stock subject to repurchase (calculated using the treasury stock method). Equity instruments that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share as their effect is antidilutive are as follows:

                                                             September 30, 2000      September 30, 1999
                                                             ------------------      ------------------
Unvested common shares (shares subject to repurchase)                   962,000                 907,000
Shares issuable upon exercise of stock options                        1,251,817               1,378,260
Conversion of convertible preferred stock                                                     9,597,000
Shares issuable upon exercise of warrants                               722,000                 153,000
                                                             ------------------      ------------------
Total                                                                 2,935,817              12,035,260
                                                             ==================      ==================

Revenue Recognition
Revenue from product sales is recognized on product shipment against a valid purchase order provided no significant obligations remain and collection of the receivables is deemed probable for both sales of control modules and catheters. Revenues for extended warranty contracts are recognized over the extended warranty period. To date, post-sale customer support and training has not been significant.

The Company may sell products under a purchase commitment, generally delivered over a period of six months. Revenue for the control module is deferred and is recognized ratably over the shipment of catheters under the contract.

2.   Inventories

                            September 30, 2000     December 31, 1999
                            ------------------     -----------------
Raw material                    $     497,000          $    209,000
Work-in-process                        72,000
Finished goods                         93,000               112,000
                            ------------------     -----------------
                                $     662,000          $    321,000
                            ==================     =================

3.   Convertible Notes Payable

In May 2000, the Company received $11.045 million in cash and $45,000 in services in exchange for convertible notes due and payable in May 2005 with detachable warrants to purchase 568,917 shares of common stock. The notes, which were convertible into 2,107,000 shares of preferred stock and bore interest at 8% per annum, had a beneficial conversion feature associated with them. The value of the warrants and value of the notes (including the value of the beneficial conversion feature) were adjusted using their relative fair values to the face amount of the notes. The warrants were exercisable immediately and through their expiration in September 2005. Accordingly, the warrants were recorded at $2.10 million and the beneficial conversion feature was recorded at $8.99 million, both as additional paid-in capital and a discount on the notes. The discount associated with both the warrants and the beneficial conversion feature were amortized to interest expense, the warrant over the contractual life of the notes and the beneficial conversion feature over one year, the earliest conversion date. The total amount recorded as interest expense was $4,019,000 through September 2000.

In September 2000, the notes were repaid and an early extinguishment of debt loss of $1,400,000, associated with the remaining unamortized balance of the warrant discount was recorded. Additionally, the original amount recorded as beneficial conversion feature was reversed, resulting in an early extinguishment of debt gain of $2,996,000. The net extraordinary gain associated with the early extinguishments of the debt was $1,596,000.

4.   Employee Stock Purchase and Stock Plans

2000 Employee Stock Purchase Plan
Effective September 21, 2000, the Company adopted the 2000 Employee Stock Purchase Plan ("ESPP"). An initial 400,000 shares of common stock have been reserved for issuance under the ESPP. In addition, subject to the Board of Directors' discretion, on January 1, 2001 and on each anniversary thereafter, the aggregate number of shares reserved for issuances under the ESPP will be increased automatically by the lesser of: 500,000 shares, 1.5% of the outstanding sharers of the Company's Common Stock, or a lesser amount determined by the Board of Directors.

Under the ESPP, eligible employees may have up to 15% of their earnings withheld, subject to certain limitations, to be used to purchase shares of the Company's common stock. Unless the Board of Directors shall determine otherwise, each offering period provides for consecutive 24-month periods commencing on each May 1 and November 1, except that the first offering period commenced on September 21, 2000 and will end on May 1, 2002. Each offering period is comprised of four 6-month purchase periods, except for the first purchase period, which will be from September 21, 2000 to May 1, 2001. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of common stock on the commencement date of each offering period or the specified date. No shares have been purchased under the ESPP as of September 30, 2000.

2000 Stock Plan
The 2000 Stock Plan (the "2000 Plan") was adopted by the Board of Directors on May 24, 2000 and became effective on September 21, 2000. Options granted under the 2000 Plan may be either incentive stock options ("ISO's") or nonqualified stock options ("NSO's"). ISO's may be granted only to Company employees (including officers, and directors who are also employees). NSO's may be granted to Company employees, officers, directors, consultants, independent contractors and advisors of the Company. Option terms under the 2000 Plan are generally the same as those issued under the 1997 Stock Plan (the "1997 Plan"). A total of 2,000,000 shares of common stock have been reserved for issuance under the 2000 Plan, and the remaining 26,408 shares available for issuance under the 1997 Plan will added to the 2000 Plan.

5.   Deferred Stock Compensation

Stock-based compensation included in the Statements of Operations is as follows:

                                           Three Months Ended                 Nine Months Ended
                                        --------------------------      ------------------------------
                                        Sept. 30,        Sept. 30,       Sept. 30,           Sept. 30,
                                             2000             1999            2000                1999
                                        ---------       ----------      -----------          ---------
Cost of product sold                    $  60,000       $        -      $    81,000          $       -
Research and development                  227,000          290,000        1,094,000            648,000
Clinical and regulatory                    52,000           14,000          144,000             38,000
Sales and marketing                       126,000           23,000          296,000             64,000
General and administrative                358,000           68,000        1,147,000            206,000
                                        ---------       ----------      -----------          ---------
                                        $ 823,000       $  395,000      $ 2,762,000          $ 956,000
                                        =========       ==========      ===========          =========

6.   Subsequent Event

In October 2000, the underwriters partially exercised their over-allotment option and purchased 475,000 additional shares of Common Stock at a price of $11.00 per share. The Company received a total of $4.86 million, net of underwriting commissions and discounts. The Company deregistered 275,000 remaining shares of common stock not sold to the underwriters.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 1999 included in our September 2000 initial public offering prospectus.

         The information set forth below contains forward-looking statements (designated by an *), and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results."

Overview

                  We were incorporated in May 1997. Business activities before January 1998 were negligible. In 1998, our primary activity was developing the Curon Control Module and Stretta Catheter for the treatment of Gastroesophageal Reflux Disease, commonly referred to as GERD. We are still in the development stage and since our inception, have devoted substantially all of our efforts to developing our products, raising capital and have recently commenced marketing efforts.

         In early 1999, we began a multi-center clinical trial of the Stretta System in the United States. We also developed our manufacturing capability to support the production of Stretta Catheters and Curon Control Modules for the clinical trial. Based on the data acquired in the trial, we submitted a 510(k) notification to the FDA in January 2000 for clearance to market the Stretta System for treatment of GERD. We received 510(k) clearance in April 2000. In May 2000, we launched the Stretta System commercially at Digestive Disease Week, a large gastroenterology professional conference. Also, in May 2000, we initiated a randomized controlled trial of the Stretta System, which we anticipate will be completed in the second half of 2001.*

         In April 1999, we began developing the Secca System for the treatment of fecal incontinence. In November 1999, we conducted a 10-patient human clinical pilot study outside the United States and, in July 2000, we began a U.S. multi-center clinical trial of the Secca System under an Investigational Device Exemption. Assuming successful results of this trial, in mid-2001 we intend to submit a 510(k) to the FDA supported by these results or, if required by the FDA, a PMA supported by these results.*

         We recognize revenue upon shipment of products to customers. To date, we have generated limited revenues. Our revenues will be derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter*. We intend that disposables will form the basis of a recurring revenue stream and have priced the disposables, at greater margins than the generators*. Additionally, as we produce higher volumes, certain of our fixed and other costs will be reduced on a per-unit basis, increasing our margins. We expect the percentage of revenue from disposables to increase over time as our installed base of generators grows*.

         We will focus our sales efforts in the United States through a direct sales force.* We do not expect to generate international sales before 2001.* In international markets, we expect to rely primarily on third-party distributors.* Our gross margins on sales through international third-party distributors will be lower than our gross margins on U.S. sales as a result of distributor discounts.*

         Our costs of revenues represent the cost of producing generators and disposable devices. We also license a technology used in the generators that we sell. In addition to the up-front payment to license the technology, we are required to pay licensing fees based on the sales price of the units. There are no additional expected costs to be incurred as part of the licensing agreement. We believe that there are alternative technologies that we could utilize should we choose to do so.* Research and development expenses consist primarily of amortization of stock-based compensation, personnel costs, professional services, patent application costs, materials, supplies and equipment. Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Sales and marketing expenses consist primarily of personnel costs, advertising, public relations and attendance at selected medical conferences. General and administrative expenses consist primarily of amortization of stock-based compensation, the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. Through September 30, 2000, we recorded limited product sales while incurring cumulative net losses of $29.8 million. We intend to use $2.0 million of the net proceeds of our initial public offering to increase spending on sales and marketing initiatives to support commercial sales and market penetration of the Stretta System, which was launched in May 2000.* We will also increase spending on administrative infrastructure as sales increase.* In addition to increasing expenditures related to market launch of the Stretta System, we anticipate that our expenses will increase as we continue to develop new products, conduct clinical trials, commercialize our products and acquire additional technologies as the opportunities arise.* As a result, we expect our operating expenses and net losses to increase.*

         We grant stock options to hire, motivate and retain employees and non-employee consultants. With respect to these stock options, we may record deferred stock compensation. For stock options granted to employees, the difference between the exercise price of the stock options and the fair value of our stock at the date of grant is recorded as deferred compensation on the date of grant. For stock options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model is initially recorded on the date of grant. As the non-employee options become exercisable, we revalue the remaining unvested options, with the change in fair value from period to period represented as change in the deferred compensation charge.

         We are amortizing these amounts in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" (FIN 28). As a result of stock options granted through September 30, 2000, we recorded $11.1 million in deferred stock compensation, including $3.1 million related to the modification of stock repurchase rights resulting from a mutual agreement to terminate our employment relationship with our former president and CEO extending the repurchase right 18 months to April 2001. Unamortized stock based compensation of approximately $3.3 million remained as of September 30, 2000.

RESULTS OF OPERATIONS

Periods of three and nine months ended September 30, 1999 and 2000

Revenue

         Sales were $686,000 in the quarter ended September 30, 2000, and $856,000 for the nine months ended on that date. Commercial shipments began in June 2000.

Cost of goods sold

         Cost of goods sold was $860,000 for the quarter ended September 30, 2000 and $1,1 million for the nine months ended that date. Cost of goods sold was significant in relation to revenues as we continued to develop our commercial manufacturing operations. Pilot manufacturing prior to June 2000, was charged to research and development expense.

Research and development expenses

         Research and development expenses were $881,000 in the quarter ended September 30, 2000, compared to $1.7 million for the same period in 1999. The decrease reflects the transfer of manufacturing expense from the research and development function after the completion of pilot operations in May 2000. Research and development expenses for the nine months ended September 30, 2000, were $4.0 million compared to $4.0 million in the nine months ended September 30, 1999. The decrease in expense produced by the completion of pilot manufacturing was offset by increased amortization of stock-based compensation costs and increased development activity for the Secca Handpiece.

Clinical and regulatory expenses

         Clinical and regulatory expenses were $428,000 for the quarter ended September 30, 2000 compared to $445,000 for the same quarter in the prior year. For the nine months ended September 30, 2000 these expenses were $1.3 million compared to $1.2 million in the nine months ended September 30, 1999. Decreases in clinical trial costs in 2000 were offset by the costs involved in preparation for filing the Stretta System 510(k) submission with the FDA in January 2000.

Sales and marketing expenses

         Sales and marketing expenses were $910,000 in the quarter ended September 30, 2000, compared to $238,000 in the same quarter in 1999 reflecting the building of a field sales force commencing in May 2000. Sales and marketing expenses were $2.0 million in the nine months ended September 30, 2000, compared to $648,000 in the same period for the prior year. This increase reflects the establishment of a domestic field sales force and the marketing costs of launching our first commercial product.

General and administrative expenses

         General and administrative expenses were $1.0 million in the quarter ended September 30, 2000, compared to $475,000 in the same period last year reflecting increased staffing and amortization of stock-based compensation. General and administrative expenses for the nine months ended September 30, 2000 were $3.1 million compared to $1.3 million for the same period last year reflecting increased finance and accounting staffing and amortization of stock-based compensation.

Interest Income and Expense

         During the quarter ended September 30, 2000 compared to the same period in 1999, interest income increased by $223,000 primarily as a result of increased earnings on interest bearing marketable securities. For the nine months ended September 30, 2000, interest income was $533,000 compared to $106,000 in the same period last year during most of which period we had no funds to invest.

         Interest expense for the nine months ended September 30, 2000 compared to the same period in 1999 increased by $4.0 million due to increased average interest bearing debt outstanding, $700,000 of amortization of the discount associated with the warrants, $3.0 million of amortization of the discount associated with the beneficial conversion feature and $323,000 of interest paid on the convertible notes. For the quarter ended September 30, 2000, interest expense increased by $3.0 million compared to the same period in 1999. The increase was due to increased average interest bearing debt outstanding, $525,000 of amortization of the discount associated with the warrants, $2,247,000 of amortization of the discount associated with the beneficial conversion feature and $221,000 of interest paid on the notes (see Note 3 of the notes to the interim financial statements).

Extraordinary gain

         As a result of repaying our Convertible Debt in September 2000, an amount equal to the amortization of the associated beneficial conversion feature was recorded as an extraordinary gain of $3.0 million. The remaining discount on the warrants was also expensed in conjunction with the early extinguishments, resulting in an extraordinary loss of $1.4 million. The net result of this transaction, including the interest expense amortized net of the extraordinary items, was to record an expense of $2.1 million in the nine months ended September 30, 2000, related to the Stock Warrants accompanying the Convertible Debt issue.

Income taxes

         As a result of our net losses, we did not incur any income tax obligations in either the nine months ended September 30, 1999 or the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations and capital investments from proceeds from our initial public offering completed in October 2000, which netted us approximately $55.1 million, from the private sale of equity securities totaling $23.2 million, the issuance of convertible notes totaling $11.8 million and from bank equipment line financing totaling $781,000. In the three months ended September 30, 2000, we repaid the convertible notes and the bank equipment line financing. At September 30, 2000, we had $51.1 million in working capital and our primary source of liquidity was $51.1 million in cash and cash equivalents and marketable securities.

Periods of three and nine months ended September 30, 1999 and 2000

         Cash used in operating activities was $7.7 million in the nine months ended September 30, 2000 and $5.8 million in the nine months ended September 30, 1990. The increase in cash used reflects the increased net loss incurred primarily as a result of higher sales and marketing expenses of $1.1 million and higher corporate and administrative costs of $912,000, excluding charges related to stock-based compensation.

         Cash used in investing activities was $7.0 million in the nine months ended September 30, 2000 primarily due to the purchase of marketable securities. As of September 30, 2000, we had no material commitments for capital expenditures. Cash used in investing activities amounting to $934,000 in the nine months ended September 30, 1999 related to the purchase of property and equipment.

         Cash provided from financing activities was $49.8 million in the nine months ended September 30, 2000, of which $50.2 million was received from our public offering net of issuance costs, $278,000 was received from the exercise of stock options and $478,000 was paid in reduction of principal on notes payable. Cash provided from financing activities was $14.0 million in the nine months ended September 30, 1999.

         Our primary source of liquidity at September 30, 2000 consisted of $51.1 million of cash, cash equivalents and marketable securities. Our capital requirements depend on numerous factors including our research and development expenditures, clinical trial expenses, expenses related to selling and marketing and working capital to support business growth. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that the cash on hand at September 30, 2000, after completing our initial public offering earlier in the month, will satisfy our cash requirements for at least the next two years.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133" is effective for fiscal years beginning after June 15, 2000. The Company is evaluating the impact, if any, that SFAS No. 133 may have on its financial statements. The Company, to date, has not engaged in derivative and hedging activities.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure on revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes that its current revenue recognition policy is in compliance with SAB 101.

Factors That May Affect Future Results

We may never achieve or maintain profitability.

         We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $3.0 million in 1998 and $14.1 million in 1999 and $12.7 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $29.8 million. We have generated limited revenues from the sale of our products, and it is possible that we will never generate significant revenues from product sales in the future. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next several years and these losses may increase.* It is possible that we will never achieve profitable operations.

The Stretta System is our only marketed product. If physicians do not adopt our Stretta System, we will not achieve future sales growth.

         We commercially introduced our Stretta System, which consists of a radiofrequency generator and a disposable handheld device, in May 2000. We are highly dependent on Stretta System sales because we anticipate that the Stretta System will account for substantially all our revenue through at least 2001.* To achieve increasing sales, our product must gain recognition and adoption by physicians who treat gastrointestinal disorders. The Stretta System represents a significant departure from conventional GERD treatment methods. We believe that physicians will not use our Stretta System unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that the Stretta System provides an effective and attractive alternative to conventional means of treatment for GERD. Currently, there are only limited peer-reviewed clinical reports and short-term clinical follow-up data on our Stretta System. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. If physicians do not adopt our Stretta System, we may never achieve significant revenues or profitability.

If the effectiveness and safety of our products are not supported by long-term data, our sales could decline and we could be subject to liability.

         If we do not produce clinical data supported by the independent efforts of clinicians, our products may never be accepted. We received clearance from the FDA for the use of the Stretta System to treat GERD based upon the study of 47 patients. Safety and efficacy data presented to the FDA for the Stretta System was based on six-month follow-up studies on 44 of these patients. We may find that data from longer-term patient follow-up studies is inconsistent with those indicated by our relatively short-term data. If longer-term patient studies or clinical experience indicate that treatment with the Stretta System does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our sales could decline and we could be subject to significant liability. Further, we may find that our data is not substantiated in studies involving more patients, in which case we may never achieve significant revenues or profitability.

         Our clinical studies of the Secca System are in the early stages. The Secca System has undergone a 10-patient pilot study and the FDA approved our application to conduct a U.S. multi-center clinical study, which we began in July 2000. You should not draw any conclusion about the safety or efficacy of the Secca System based upon data from the pilot study because this study involved only a small patient group. If patient studies or clinical experience do not meet our expectations regarding the benefits of the Secca System, we may not obtain regulatory clearance or approval to sell the product and our expected revenues from this product may never materialize.

Any failure in our physician education efforts could significantly reduce product sales.

         It is important to the success of our sales efforts to educate physicians in the techniques of using the Stretta System. We rely on physicians to spend their time and money to attend our pre-sale educational sessions. Positive results using the Stretta System are highly dependent upon proper physician technique. If physicians use the Stretta System improperly, they may have unsatisfactory patient outcomes or cause patient injury, which may give rise to negative publicity or lawsuits against us, any of which could have a material adverse effect on our sales and profitability.

If health care providers are not adequately reimbursed for the procedures which use our products, or for the products themselves, we may never achieve significant revenues.

         Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta procedure or the products. To date, only a limited number of private third-party payors have agreed to reimburse for the cost of the Stretta procedure or products. Until a sufficient amount of positive peer-reviewed clinical data has been published, insurance companies and other payors may refuse to provide reimbursement for the cost of the Stretta procedure or may reimburse at levels that are not acceptable to providers. Some payors may refuse adequate reimbursement even upon publication of peer-reviewed data. The advent of contracted rates per procedure has also made it difficult to receive reimbursement for disposable products, even if the use of these products improves clinical outcomes. If users of our products cannot obtain sufficient reimbursement from health care payors for the Stretta procedure or the Stretta System disposables, then it is unlikely that our product will ever achieve significant market acceptance.

Reimbursement from third-party health care payors is uncertain due to factors beyond our control.

         Even if third-party payors provide adequate reimbursement for the Stretta procedure, adverse changes in third-party payors' policies generally toward reimbursement could preclude market acceptance for our products and have a material adverse effect on our sales and revenue growth. We are unable to predict what changes will be made in the reimbursement methods used by third-party health care payors.

         For example, some health care payors are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. We cannot assure you that in a prospective payment system, which is used in many managed care systems, the cost of our products will be incorporated into the overall payment for the procedure or that there will be adequate reimbursement for our products separate from reimbursement for the procedure.

         Internationally, market acceptance of our products will be dependent upon the availability of adequate reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. Although we intend to seek international reimbursement approvals, we cannot assure you that any such approvals will be obtained in a timely manner or at all. If foreign third-party payors do not adequately reimburse providers for the Stretta procedure and the products used with it, then our sales and revenue growth may be limited.

We face competition from more established treatments and from competitors with greater resources, which will make it difficult for us to achieve significant market penetration.

         The market for the treatment of GERD is dominated by companies that have well-established products, reputations and resources. We primarily compete with large pharmaceutical companies such as AstraZeneca, Takeda Abbott Pharmaceuticals and Merck, which collectively generate over $6 billion in annual U.S. revenues from sales of medication for the treatment of GERD symptoms. We also compete with large medical device companies such as Johnson & Johnson/Ethicon, which makes instrumentation for fundoplication surgery, and C.R. Bard, which has recently received FDA clearance for an endoscopic suturing device for the treatment of GERD.

         These larger companies enjoy several competitive advantages over us, including:

         . existing widely-adopted medications and procedures for the treatment of GERD;

         .     established reputations within the medical community;

         . established distribution networks that permit these companies to introduce new products and have such products accepted by the medical community promptly;

         . established relationships with health care providers and payors that can be used to facilitate reimbursement for new treatments; and

         . greater resources for product development and sales and marketing.

         At any time, these competitors or other companies may develop new competitive products that are more effective or less expensive than ours. For example, AstraZeneca's patent for Prilosec, the leading prescription medication for the treatment of GERD, expires in 2001, after which time companies may manufacture less expensive generic versions of the drug. If we cannot compete effectively in this highly competitive market, we may not be able to achieve our expected revenue growth.

We have limited sales and marketing experience, and our failure to build and manage our sales force or to market and distribute our products effectively will hurt our revenues and profits.

         We have limited sales and marketing experience. As of October 1, 2000, we relied on six seven direct sales employees to sell our Stretta System in the United States. We must expand this sales team over the next 24 months to achieve our market share and revenue growth goals.* Since we have only recently launched the Stretta System, our sales force has little experience marketing the product, and we cannot predict how successful they will be in selling the product. There are significant risks involved in building and managing our sales force and marketing our products, including our:

         . Inability to hire a sufficient number of qualified sales people with the skills and understanding to sell the Stretta System effectively;

         . Failure to adequately train our sales force in the use and benefits of our products, making them less effective promoters; and

         . Failure to accurately price our products as attractive alternatives to conventional treatments.

         Internationally, we intend to use third-party distributors to sell our products, and we cannot assure you that these distributors will commit the necessary resources to effectively market and sell our products or that they will be successful in selling our products.

         If we fail to adequately build and manage our domestic and foreign sales force, or to effectively market and distribute our products domestically and internationally, then our revenues and our profitability will be materially and negatively impacted.

We have no experience manufacturing our products in commercial quantities, which could adversely impact the rate at which we grow.

         We may encounter difficulties manufacturing our products for the following reasons:

         . We do not have experience manufacturing our products in commercial quantities;

         . We do not have extensive experience manufacturing our products in compliance with the FDA's Quality System Regulation;

         . To increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for the assembly and testing operations; and

         . Some of the components and materials necessary for manufacturing our products are currently provided by a single supplier.

         In addition, although we believe that our current manufacturing facility will be adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand our manufacturing facilities to begin large-scale manufacturing.* If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our Stretta System. Our inability to successfully manufacture or commercialize our devices could have a material adverse effect on our product sales.

If we lose our relationship with any individual suppliers of product components, we will face regulatory requirements with regard to replacement suppliers that could delay the manufacture of our products.

         Third-party suppliers provide materials and components used in our products. If these suppliers become unwilling or unable to supply us with our requirements, replacement or alternative sources might not be readily obtainable due to regulatory requirements applicable to our manufacturing operations. Obtaining components from a new supplier may require a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. This process may take a substantial period of time, and we cannot assure you that we would be able to obtain the necessary regulatory clearance or approval. This could create supply disruptions that would reduce our product sales and revenue.

If we or our suppliers fail to comply with the FDA quality system regulation, manufacturing operations could be delayed and our business could be harmed.

         Our manufacturing processes are required to comply with the quality system regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The United States Food and Drug Administration enforces the QSR through inspections. We have never been through a QSR inspection, and we cannot assure you that we would pass. If we failed a QSR inspection, our operations could be disrupted and our manufacturing delayed. Failure to take corrective action in response to a QSR inspection could force a shut-down of our manufacturing operations and a recall of our products, which would have a material adverse effect on our product sales, revenues, and expected revenues and profitability. Furthermore, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements, will not encounter any manufacturing difficulties, or will be able to maintain compliance with regulatory requirements. Any such event could have a material adverse effect on our available inventory and product sales.

Our failure to obtain or maintain necessary FDA clearances or approvals could hurt our ability to commercially distribute and market our products in the United States.

         Our products are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. Either process can be lengthy and expensive. The FDA's 510(k) clearance process usually takes from four to twelve months, but may take longer. The premarket application, or PMA, approval process is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. Delays in obtaining regulatory clearance or approval will adversely affect our revenues and profitability.

         Although we have obtained 510(k) clearance for the Stretta System for use in treating GERD, our clearance can be revoked if postmarketing data demonstrates safety issues or lack of effectiveness. Moreover, we will need to obtain 510(k) clearance or premarket approval to market the Secca System for fecal incontinence and for any other new products we wish to market. If the FDA concludes that the Secca System does not meet the requirements to obtain 510(k) clearance, then we would have to seek PMA approval. We cannot assure you that the

FDA will not impose the more burdensome PMA approval process upon this technology in the future. More generally, we cannot assure you that the FDA will ever grant 510(k) clearance or premarket approval for any product we propose to market. If the FDA withdraws or refuses to grant approvals, we will be unable to market such products in the United States.

If we market our products for uses that the FDA has not approved, we could be subject to FDA enforcement action.

         Our Stretta System is cleared by the FDA for the treatment of GERD. FDA regulations prohibit us from promoting or advertising the Stretta System, or any future cleared or approved devices, for uses not within the scope of our clearances or approvals or making unsupported safety and effectiveness claims. These determinations can be subjective, and the FDA may disagree with our promotional claims. If the FDA requires us to revise our promotional claims or takes enforcement action against us based upon our labeling and promotional materials, our sales could be delayed, our profitability could be harmed and we could be required to pay significant fines or penalties.

Modifications to our marketed devices may require new 510(k) clearances or PMA approvals or require us to cease marketing or recall the modified devices until such clearances are obtained.

         Any modification to an FDA 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new FDA 510(k) clearance or, possibly, premarket approval, or PMA approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any such decision. We have modified aspects of our Stretta System, but we believe that new 510(k) clearances are not required. We may modify future products after they have received clearance or approval, and, in appropriate circumstances, we may determine that new clearance or approval is unnecessary. We cannot assure you that the FDA would agree with any of our decisions not to seek new clearance or approval. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification to a previously cleared product, we also may be required to cease marketing or recall the modified device until we obtain such clearance or approval. Also, in such circumstances, we may be subject to significant regulatory fines or penalties.

Complying with FDA and other regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

         Our products are medical devices that are subject to extensive regulation. FDA regulations are wide-ranging and govern, among other things:

         .     product design, development, manufacture and testing;

         .     product labeling;

         .     product storage;

         .     premarket clearance or approval;

         .     advertising and promotion; and

         .     product sales and distribution.

         Noncompliance with applicable regulatory requirements can result in enforcement action which may include recalling products, ceasing product marketing, paying significant fines and penalties, and similar FDA actions which could limit product sales, delay product shipment, and adversely affect our profitability.

We face risks related to our international operations, including the need to obtain necessary foreign regulatory approvals.

         To date, we have not begun selling our products in international markets and we do not anticipate doing so before 2001 at the earliest.* To successfully market our products internationally, we must address many issues with which we have little or no experience. We have obtained regulatory clearance to market the Stretta System in the European Union and Australia, but we have not obtained any other international regulatory approvals for other markets or products. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in foreign countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

         . export restrictions, tariff and trade regulations, and foreign tax laws;

         .     customs duties, export quotas or other trade restrictions;

         .     economic or political instability;

         .     shipping delays; and

         .     longer payment cycles.

         In addition, contracts may be difficult to enforce and receivables difficult to collect through a foreign country's legal system, and the protection of intellectual property in foreign countries may be more difficult to enforce. Once we begin selling our products internationally, any of these factors could cause our international sales to decline, which would impact our expected sales and growth rates.

Product liability suits against us could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

         The development, manufacture and sale of medical products involve a significant risk of product liability claims. The use of any of our products may expose us to liability claims, which could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us. We cannot assure you that our product liability insurance would protect us from product liability claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry any insurance.

We have limited protection for our intellectual property. If our intellectual property does not sufficiently protect our products, third parties will be able to compete against us more directly and more effectively.

         As of September 30, 2000, we had 11 issued or allowed U.S. patents and 22 pending U.S. patent applications. We also had 12 issued U.S. patents and 21 pending U.S. patent applications licensed in from third-parties. We rely on patent, copyright, trade secret and trademark laws to protect our products, including our Stretta Catheter and our Curon Control Module, from being duplicated by competitors. However, these laws afford only limited protection. Our patent applications and the notices of allowance we have received may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Patents we have obtained and may obtain in the future may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights do not adequately protect our commercial products, our competitors could develop new products or enhance existing products to compete more directly and effectively with us and harm our product sales and market position.

Because of our reliance on unique technology to develop and manufacture innovative products, we depend on our ability to operate without infringing or misappropriating the proprietary rights of others.

         There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry generally. Because we rely on unique technology to develop and manufacture innovative products, we are especially sensitive to the risk of infringing intellectual property rights. While we attempt to ensure that our products do not infringe other parties' patents and proprietary rights, our competitors may assert that our products and the methods they employ may be covered by patents held by them or invented by them before they were invented by us. Although we may seek to obtain a license or other agreement under a third party's intellectual property rights to bring an end to certain claims or actions asserted against us, we may not be able to obtain such an agreement on reasonable terms or at all. If we were not successful in obtaining a license or redesigning our products, our product sales and profitability could suffer, and we could be subject to litigation and potentially sizable damage awards.

         Also, one or more of our products may now be infringing inadvertently on existing patents. As the number of competitors in our markets grows, the possibility of a patent infringement claim against us increases. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and divert management's attention from our core business. If we lose in this kind of litigation, a court could require us to pay substantial damages or grant royalties, and prohibit us from using technologies essential to our products. This kind of litigation is expensive to all parties and consumes large amounts of management's time and attention. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware and which may later result in issued patents that our products may infringe.

If we are unable to attract and retain qualified personnel, we will be unable to expand our business.

         We believe our future success will depend upon our ability to successfully manage our growth, including attracting and retaining engineers and other highly skilled personnel. Our employees are at-will employees and, with the exception of certain executive officers, are not subject to employment contracts. The loss of services of one or more key employees could materially adversely affect our growth. In addition, hiring qualified management and technical personnel will be difficult due to the intense competition for qualified professionals within the medical device industry. In the past, we have experienced difficulty in recruiting qualified personnel. Failure to attract and retain personnel, particularly management and technical personnel, would materially harm our ability to grow our business rapidly and effectively.

Our directors, executive officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

         Our officers, directors and principal stockholders holding more than 5% of our common stock together control approximately 59.1% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could discourage a takeover.

         Our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. These provisions might discourage, delay or prevent a change in the control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

We expect that the price of our common stock will fluctuate substantially.

         The market price for the common stock may be affected by a number of factors, including:

         . the announcement of new products or product enhancements by us or our

         .     competitors;

         . quarterly variations in our or our competitors' results of operations;

         . changes in earnings estimates or recommendations by securities analysts, or our failure to achieve analyst earnings estimates;

         .     developments in our industry; and

         . general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

         In addition, the stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations may materially and adversely affect the market price of our common stock, which, in turn, may negatively affect our ability to raise capital and to acquire technologies in the future.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

         If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk
----------------------------------------------------------------

         We invest our excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of eighteen months or less when acquired with an average maturity date of less than eighteen months. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

PART II  -  OTHER INFORMATION
-----------------------------

Item 2.  Changes in Securities and Use of Proceeds

         On September 26, 2000, we completed the sale of 5,000,000 shares of our common stock at a per share price of $11.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-37866), which the United States Securities and Exchange Commission declared effective on September 21, 2000. The offering was underwritten by UBS Warburg LLC, CIBC World Markets and SG Cowen. On October 24, 2000, we completed the sale of an additional 475,000 shares of our common stock at a per share price of $11.00 pursuant to the exercise of the over-allotment option by the underwriters. Of the $60,225,000 in aggregate proceeds we raised in connection with the September and October offering, we paid (i) $4,215,750 to the underwriters in connection with underwriting discounts and commissions and
(ii) approximately $1,200,000 in connection with offering expenses, including legal, printing and filing fees. We have used the proceeds of the offering for the repayment of debt and accrued interest of $11.7 million. As the completion of our offering was only four days prior to the end of the third quarter we have not yet used the proceeds for any other purpose.

Item 6:  Exhibits and Reports on Form 8-K

     (a) There were no reports on Form 8-K during the quarter ended September 30, 2000.


         Exhibit 27.1 - Financial Data Schedule

                              CURON MEDICAL, INC.
                              -------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CURON MEDICAL, INC.
                                             (Registrant)




Date: November 13, 2000               By: /s/ John W. Morgan
                                      ----------------------------------
                                      John W. Morgan
                                      President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)




                                      By: /s/  Alistair F. McLaren
                                      -----------------------------------
                                      Alistair F. McLaren
                                      Vice President of Finance
                                      Chief Financial Officer and
                                      Chief Information Officer
                                      (Principal Financial Officer)