Form 10-K405
period 2000-12-31
CURON MEDICAL INC
filed 2001-04-02
CIK 1114365

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                       Commission file number: 000-31519

                              CURON MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       77-0470324
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification Number)

             735 Palomar Avenue
            Sunnyvale, California                                  94085
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (408) 733-9910

          Securities registered pursuant to Section 12(b) of the Act:

            Title of each class:                 Name of each exchange on which registered:
                    None                                            N/A

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 20, 2001, as reported on the Nasdaq National Market, was approximately $22.3 million.

   The number of shares of Common Stock outstanding as of March 25, 2001:
19,158,264 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CURON MEDICAL, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 PART I..................................................................   1
 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   20
 Item 3.  Legal Proceedings.............................................   20
 Item 4.  Submission of Matters to a Vote of Security Holders...........   20
 PART II.................................................................  21
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................   21
 Item 6.  Selected Financial Data.......................................   22
 Item 7.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition......................................   23
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   27
 Item 8.  Financial Statements and Supplementary Data...................   29
          Report of Independent Accountants.............................   29
          Balance Sheet at December 31, 2000 and December 31, 1999......   30
          Statement of Operations for each of the Three Years in the
           Period Ended December 31, 2000...............................   31
          Statement of Stockholders' Equity (Deficit) for each of the
           Three Years in the Period Ended December 31, 2000............   32
          Statement of Cash Flows for each of the Three Years in the
           Period Ended December 31, 2000...............................   33
          Notes to Financial Statements.................................   34
          Quarterly Results of Operations (Unaudited)...................   46
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   47
 PART III................................................................  47
 Item 10. Directors and Executive Officers of the Registrant............   47
 Item 11. Executive Compensation........................................   48
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   48
 Item 13. Certain Relationships and Related Transactions................   48
 PART IV.................................................................  49
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................   49

                                     PART I

Item 1. Business

   This Report on Form 10-K contains certain forward-looking statements regarding future events. Actual events or results may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under "Additional Risk Factors."

Company Overview

   Curon was incorporated in Delaware in May 1997. We develop, manufacture and market innovative proprietary products for the treatment of gastrointestinal disorders. Our products consist of radiofrequency generators and single-use disposable devices. Our first product, the Stretta System(TM), received United States Food and Drug Administration clearance in April 2000 for the treatment of gastroesophageal reflux disease, commonly referred to as GERD, which affects approximately 14 million U.S. adults on a daily basis. Unlike medication, which temporarily suppresses GERD symptoms, our Stretta System is designed to apply radiofrequency energy to treat the causes of GERD. Our Stretta System consists of a disposable flexible catheter with needle electrodes and a control module, which is a radiofrequency energy generator. Using the control module, the physician delivers a precise amount of radiofrequency energy to the lower esophageal sphincter. The delivery of this thermal energy creates lesions in the muscle of the lower esophageal sphincter that reabsorb over time causing tissue contraction. This results in a tightening of the sphincter which reduces reflux into the esophagus.

   We commercially launched the Stretta System in May 2000 at a major gastroenterology conference and have only limited revenues to date. As of December 31, 2000, approximately 800 patients have been treated with the Stretta procedure. Our second product, the Secca System(TM), is currently under development for the treatment of fecal incontinence. In April 2001, we expect to complete the U.S. clinical trial of the Secca System, the results of which we intend to submit to the FDA during the fourth quarter of 2001.

   We have a direct sales force to market and sell our products in the United States. We are initially marketing directly to high volume practicing gastroenterologists, gastroenterology practice groups and endoscopy suite facilities. Secondarily, we intend to target lower volume gastroenterology practices and general surgeons. In the United States, there are approximately 4,000 hospital endoscopy suites and approximately 4,000 ambulatory treatment centers that perform procedures similar to the Stretta procedure. As of December 31, 2000, we have delivered 41 control units in the United States. We intend to continue to focus expansion of our marketing program to the medical community and develop brand awareness of our products.

   Our Stretta System has also received European and Australian clearance. We opened an office in Belgium in March 2001 and signed distribution agreements for the sale of our products in Europe. We have a total of four distribution agreements: one each in Germany, Italy and Greece and one covering sales in the region of Belgium, the Netherlands, and Luxembourg. We do not expect to expand our sales coverage beyond the United States and Europe before 2002.

Business Strategy

   Our strategy is to establish the Stretta System, which delivers radiofrequency energy in a temperature controlled, minimally-invasive manner, precisely to the lower esophageal sphincter, as the standard of care for GERD. We believe that the benefits patients enjoy from the use of the Stretta System are:

   Benefits over medication

  .  Reduction in reflux

  .  Absence of need to take medication and interrupt daily schedule

  .  No observed persistent side effects

  . Lower cost as compared to the cost of purchasing medication over the long term

   Benefits over fundoplication, an alternative surgery that wraps the upper stomach around the lower esophageal sphincter

  . Shorter with less anesthesia: one-hour procedure under conscious sedation as compared to three-hour procedure under general anesthesia

  . Less invasive because procedure is performed through the mouth instead of through incision in abdomen

  . Outpatient procedure as opposed to one to four day inpatient hospitalization

   We believe the Stretta System also benefits the payor through improved outcomes and lower costs. In addition, the Stretta System provides gastroenterologists with the flexibility to perform the procedure in endoscopy suites rather than requiring them to refer patients to general surgeons.

   We intend to continue to evaluate our Secca System through clinical trials and, subject to the outcome of those trials, seek U.S. and European clearance to market the Secca System in those markets. We intend to make the Secca System the standard of care for fecal incontinence.

   For the Stretta System, we have established a direct sales and distribution network in the United States to target the approximately 4,000 hospital endoscopy suites and approximately 4,000 ambulatory treatment centers. We are also developing a network of distributors in selected European countries. In the United States, we have 9 salespeople and 2 clinical applications specialists. In Europe, we have four distributors. We may hire additional salespeople or enter new distributorships to further market our products and penetrate other areas of the world.

   We have acquired and may continue to acquire complementary technologies. We have entered into a license agreement with Somnus Medical Technologies, Inc. for the use of technology related to Somnus' radiofrequency generator. We also have entered into license agreements with the University of Kansas Medical Institute and with Messrs. Shadduck and Baker relating to applying radiofrequency energy to tissue. We intend to enter into license agreements with other persons or companies covering technology relating to treating diseases of the gastrointestinal tract.

GERD: The problem and conventional treatment options

   GERD is the frequent backward flow, or reflux, of stomach contents into the esophagus, the muscular tube that connects the mouth to the stomach. In the lower part of the esophagus, there is an area of thickened muscle known as the lower esophageal sphincter which, when functioning properly, acts as a one-way valve, allowing food to pass down from the esophagus into the stomach, but preventing reflux. In GERD patients, the lower esophageal sphincter does not function properly and allows chronic reflux to occur. Stomach acid, enzymes and bile irritate the esophagus and cause a wide range of symptoms and complications, most commonly persistent severe heartburn and chest pain. In some GERD sufferers, the pain is acute enough to require an emergency room visit. People with GERD often have difficulty sleeping due to increased reflux and heartburn when they lie down. Also, damage to the esophagus caused by reflux may result in more serious complications, such as erosion or ulceration of the esophagus, build-up of scar tissue that can narrow and obstruct the esophagus, and Barrett's epithelium, a condition that increases the risk of esophageal cancer.

   Prescription medication is the primary treatment option used by people with GERD. There are many widely prescribed medications, including Prilosec, with worldwide sales of approximately $6.3 billion in 2000, Prevacid, Tagamet, Pepcid and Zantac. Although these medications temporarily ease heartburn symptoms by reducing stomach acid, they do not prevent reflux or treat the underlying causes of GERD. Side effects may include diarrhea, headaches, dizziness and nausea. Taken regularly, these medications are expensive, costing an estimated average of $2,300 per year based solely on retail prices for medication requirements of the patients in our clinical trial. Many GERD patients do not want to be dependent on medications and have difficulty complying with prescribed lifestyle modifications that require ongoing fundamental changes in eating, drinking and sleeping behavior.

   The most common corrective treatment for GERD is fundoplication surgery. This inpatient surgical procedure costs approximately $11,700, involves a prolonged recovery period, and exposes the patient to a significant risk of serious side effects. Consequently, physicians are reluctant to refer otherwise healthy patients for the surgery. An estimated 70,000 patients underwent fundoplication surgery in the United States in 1999.

Our Solution: The Stretta System

   Our proprietary Stretta System provides physicians with the tools to perform a minimally invasive, outpatient and cost-effective procedure for the treatment of GERD. Unlike medication, the Stretta procedure is designed to treat GERD, rather than simply manage symptoms. Unlike fundoplication surgery, the Stretta procedure is an outpatient procedure with minimal side effects. The Stretta procedure, which we believe costs about $2,000, is designed to take less than an hour utilizing techniques commonly used by gastroenterologists. Most treated patients have been able to return to normal activities within one day of treatment and reduce or eliminate medication use shortly thereafter. We believe that the Stretta procedure's effectiveness and relatively low cost, combined with the absence of significant discomfort and side effects, makes it a clinically and economically attractive GERD treatment compared to either medication or fundoplication surgery.

   The Stretta System consists of the Stretta Catheter, which is a disposable flexible catheter with needle electrodes, and the Curon Control Module, which is a radiofrequency energy generator. Using these devices, the physician delivers precisely controlled radiofrequency energy to create thermal lesions in the muscle of the lower esophageal sphincter. These lesions reabsorb over several weeks and cause tissue contraction, which increases the ability of the lower esophageal sphincter to act as a barrier to reflux.

The Secca System: Treatment of Fecal Incontinence

   We are applying our experience with the Stretta System to the development of the Secca System, which is designed to treat fecal incontinence, a condition that affects up to 16 million U.S. adults. Fecal incontinence is caused by damage to the anal sphincter from childbirth or surgery, neurologic disease, injury or age. It is a life-altering condition that, like GERD, lacks minimally invasive corrective treatment alternatives. The most common treatment options control, but do not correct, the condition, and include the use of protective undergarments, diet modification and over-the-counter dietary supplements. Current corrective treatment options include highly invasive surgery and are rarely utilized.

   The Secca System is designed to provide a minimally invasive, outpatient, and cost-effective procedure for the treatment of fecal incontinence. The Secca procedure utilizes the same technology and treatment concepts as the Stretta System. Using our Curon Control Module and our handheld disposable device called the Secca Handpiece, physicians deliver radiofrequency energy into the muscle of the anal sphincter to improve its barrier function. We began a U.S. clinical trial of the Secca System in July 2000 and, if successful, we intend to submit the results to the FDA in the fourth quarter of 2001.

Product Description

   We have developed a suite of products incorporating proprietary design features for use in the Stretta and Secca procedures. These products consist of a disposable catheter and a disposable handpiece for delivery of controlled radiofrequency energy to tissue and a radiofrequency generator, known as the Curon Control Module. Both our current products and products under development utilize proprietary software to interface with our Curon Control Module.

 Single-use disposable devices

   Both the Stretta Catheter and the Secca Handpiece are disposable products incorporating innovative designs that enable a physician to easily access the treatment site and accurately deliver radiofrequency energy into the tissue. Features include:

  . Four electrode needles, which are deployed into the tissue at the treatment site for delivery of radiofrequency energy;

  . Irrigation ports located at the base of each electrode, which deliver water to the surface tissue during treatment;

  . Thermocouples located at each needle tip and base, which provide continuous temperature readings to the Curon Control Module, enabling precise temperature control;

  . A balloon in the Stretta Catheter, which is inflated once the Stretta Catheter reaches the lower esophageal sphincter to maintain catheter positioning; and

  . An illuminated clear window in the Secca Handpiece that enables the physician to view the treatment site.

 Curon Control Module

   The Stretta System and the Secca System both incorporate our radiofrequency energy generator, the Curon Control Module. The Curon Control Module has four channels, which allow for independent control of each of the four needle electrodes on the Stretta Catheter and Secca Handpiece. The generator uses continuous data feedback to achieve precise tissue temperatures at the treatment site. The generator tracks surface tissue temperatures from each electrode, and if temperatures at either the treatment site or surface tissue exceed pre-set safe levels, the generator automatically stops delivering energy to that electrode. An integrated pump delivers water to surface tissue during the procedure. The Stretta System and the Secca System each utilize proprietary software installed onto the Curon Control Module. The software provides a distinct graphical user interface and the functions and parameters that are required for the particular procedure.

 Radiofrequency energy

   Our products are based on radiofrequency energy delivery, which has a long history of use in medical applications. Radiofrequency energy has been cleared by the FDA for many therapies involving tissue heating, tissue remodeling and nerve pathway interruption, including:

  .  shrinking prostatic tissue to treat enlarged prostates;

  .  interrupting nerve pathways in the heart to treat irregular heartbeats;

  . shrinking tissue in the shoulder joint to prevent repeated shoulder dislocation; and

  . shrinking tissue in the base of the tongue to alleviate obstructive sleep apnea.

   We intend to develop additional innovative products that utilize radiofrequency, as well as expand beyond radiofrequency for treatment of additional gastrointestinal disorders.

Clinical and Regulatory Status

 Stretta clinical studies

   In April 2000, we received 510(k) clearance from the FDA to market the Stretta System for the treatment of GERD. To evaluate the Stretta System, we conducted an open label multi-center U.S. clinical trial with leading investigators at 14 institutions, in which 131 patients were treated. We measured how well the procedure eliminated the need for heartburn medication, improved symptoms, improved quality of life, and reduced the amount of acid detected in the esophagus. Results from the initial 47 patients treated were submitted to the FDA. Six-month data was available for 44 of the 47 treated patients because three patients did not participate in the voluntary follow-up testing. The follow-up data indicated that the Stretta procedure led to significant improvement in both objective and subjective measurements. A subset of this data was presented at the Digestive Disease Week and published in abstract form in GI Endoscopy. The six-month data shows:

  . Reduced need for medication. As of six months after treatment with the Stretta System, the need for all anti-acid medication was eliminated in 70% of the 44 patients available for follow-up, and the need for the most potent prescription GERD medication was eliminated in 87% of those patients that required this medication before treatment.

  . Fewer GERD symptoms. GERD symptom scores improved 73% as defined by a standardized GERD symptom measurement test.

  . Reduced heartburn. Heartburn symptom scores improved 75% as defined by a heartburn symptom measurement test.

  . Decreased regurgitation. Regurgitation was eliminated in 59% of patients.

  . Improved quality of life scores. Quality of life scores, as measured using a validated scoring questionnaire, improved significantly.

  . Reduced esophageal acid exposure. After treatment with the Stretta procedure, patients experienced a 60% reduction in esophageal acid exposure.

   Patients in our trials experienced no persistent side effects or other significant complications during the treatment and follow-up period. Most patients resumed normal levels of activity on the day after treatment. A few patients reported difficulty swallowing, increased flatulence or mild abdominal discomfort for a period of days. These symptoms were significantly milder and shorter in duration than those typically experienced after surgical fundoplication.

   We believe that the lower esophageal sphincter is more resistant to reflux after radiofrequency treatment. We believe that this increased resistance is due to the collagen contraction that occurs after the creation of the lesions, as well as interruption of nerve pathways that are responsible for inappropriate relaxations of the lower esophageal sphincter. These neural pathways are similar to those in the heart muscle, which may cause irregular heartbeats shown in electrophysiology procedures to respond favorably to radiofrequency energy treatment. Two scientific papers were presented at the annual major meeting of the American Gastroenterological Association in May 2000 reporting on the ability of the Stretta procedure to disrupt nerve pathways in animals and humans.

   In May 2000, we began an eight-center, randomized controlled trial of the Stretta System in the United States that we completed in January 2001 after treating 62 patients. In this trial, patients received either the Stretta procedure or a placebo procedure, and the results will be compared. Patients who had received the placebo procedure are now eligible to receive the Stretta procedure and we expect to have complete results compiled during the first quarter of 2002. We intend to use the data generated for future peer-reviewed publications and for presentations at national scientific meetings and that this data will influence physician adoption rates, facilitate reimbursement approvals and enhance marketing activity.

 Secca clinical studies

   In November 1999, we conducted a pilot study at a leading medical institution in Mexico City. Ten patients with fecal incontinence were treated with the Secca System. One year following the procedure, patients showed significant improvements in fecal incontinence symptoms, incontinence-related quality of life and general quality of life, each as measured by validated questionnaires. We have received no reports of persistent complications or persistent side effects. Based on these encouraging preliminary results, we are further evaluating the Secca System in a multi-center U.S. clinical study involving six sites and 50 patients, which began in July 2000. Assuming success of the study, we intend to compile and submit data from this study to the FDA for 510(k) clearance, or for premarket application approval if required by the FDA, to market the Secca System for treatment of fecal incontinence. We intend to target the Secca System, if and when commercialized, primarily to colorectal surgeons, 1,000 of whom practice in the United States. Secondarily, we intend to target gastroenterologists, particularly those who are familiar with the Stretta System.

Research and Development

   Our research and development activities are conducted internally by a research and development staff consisting of 10 employees at December 31, 2000. Our research and development efforts are focused on development of additional products for new gastrointestinal indications, design changes intended to reduce manufacturing cost as well as evaluation of existing product alternatives. We intend to develop products that leverage our existing radiofrequency energy platform, and we also plan to explore options utilizing technology not associated with this platform. We have a number of new projects and products under development, including several projects related to development of a new generator as well as development of additional products for treatment of gastrointestinal disorders.

   In addition to working on new products, our research and development organization is developing products and fixtures that are designed to reduce the time to manufacture, improve quality or reduce cost of products. Our research and development expenditures were $4.2 million in 2000, $9.0 million in 1999 and $1.6 million in 1998. Amortization of cheap stock based compensation included in these numbers was $629,000 in 2000, $4.1 million in 1999 and $71,000 in 1998. Pilot manufacturing costs included in the research and development expenditures was $244,000 in 1998, $1.0 million in 1999 and $1.1 million in the first two quarters of 2000.

Manufacturing

   Our manufacturing strategy is to conduct a significant portion of the manufacturing process in-house to control quality and manufacturing efficiency. Over time, we intend to move some labor-intensive sub-assembly manufacturing operations to less costly manufacturing locations both within and outside the United States and to manufacturers meeting our quality standards in order to reduce costs and to add additional capacity. At December 31, 2000, two catheter sub-assemblies were subcontracted to outside manufacturers, one within the United States and one in Europe.

   We manufacture, assemble and test each Stretta Catheter in-house. The manufacturing process consists primarily of assembling internally manufactured and externally purchased components and sub-assemblies in an environmentally controlled area. After assembly, each Stretta Catheter is internally inspected and then sent out for sterilization by a sub-contractor. We manufacture the Curon Control Module primarily by in-house assembly and testing of components ordered from outside manufacturers.

   We have no experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales, and we cannot assure you that we can establish high volume manufacturing or, if established, that we will be able to manufacture our products in high volumes with commercially acceptable yields. To achieve our business plan, we expect to hire additional personnel to assemble our catheters. There is a shortage of such personnel in our area and we cannot be sure that we will be able to recruit and retain them. We will also need to achieve some enhancements to our manufacturing operations to increase our capacity. We cannot be sure about achieving this objective.

   We purchase various materials and components from qualified suppliers that are subject to stringent quality specifications and inspections. We conduct quality audits of our key suppliers, several of which are experienced in the supply of components to manufacturers of medical devices. Most purchased components and services are available from more than one supplier. For the few components for which relatively few alternate supply sources exist, we have identified back-up suppliers. The qualification of these back-up suppliers may require regulatory approval, which may or may not be available on a timely basis or at all.

   Currently, only one supply source exists for the peristaltic pump and the computer chip used in our Curon Control Module. For these two components, we believe we have accumulated enough product to allow time to research alternatives without harming our business. The peristaltic pump integrated into the Control Module is manufactured by our supplier in accordance with our specifications. We have contracted with the supplier for ongoing supply, and we have secured inventory that we believe is sufficient to allow us time to locate and qualify a new pump supplier should our current supplier fail to fulfill our needs. If a new pump is incorporated into the Control Module, then the Control Module may require regulatory clearance under the FDA's 510(k) process, which could take several months or more. Also, a computer chip in the Control Module is no longer manufactured. This chip is currently available from multiple suppliers, but we cannot assure you that it will be available in the future. We have purchased an inventory of these chips sufficient to meet our projected manufacturing needs for at least the next 18 months and we are currently working on developing a new generator that will use newer chip technology. As with the pump, we cannot incorporate a new chip into the generator without regulatory clearance under the FDA's 510(k) process, which could take several months or more.

   Our manufacturing facility is subject to periodic inspection by regulatory authorities. Our quality assurance systems are subject to FDA regulations. These regulations require that we conduct our product design, testing, manufacturing, and control activities in conformance with these regulations and that we maintain our documentation of these activities in a prescribed manner. Our manufacturing facility is licensed by the California Department of Health Services, Food and Drug Branch. In addition, our facility has received ISO 9001/EN46001 certification and the European Union Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, allowing us to CE mark our products after assembling appropriate documentation. ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. Failure to maintain the CE mark will preclude us from selling our products in Europe. We cannot assure you that we will be successful in maintaining certification requirements in Europe or elsewhere.

Patents and Proprietary Technology

   We have an aggressive program to obtain or license intellectual property in the United States, Europe and Asia for our medical advances. We are building a portfolio of apparatus and method patents covering aspects of our current and future technology.

   As of December 31, 2000, we had 24 issued or allowed U.S. patents and 41 pending U.S. patent applications. We intend to continue to file for patents for our technologies to strengthen our position. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require employees, consultants and advisors who are expected to work on our products to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

   Certain aspects of our products incorporate technology subject to patents that we have licensed from others. As of December 31, 2000, we had licensed in 13 issued and allowed U.S. patents and 19 pending U.S. patent applications. In December 1998, we entered into an agreement with Somnus Medical Technologies, Inc. for the license of the technology related to Somnus' radiofrequency generator. The non-exclusive license gives us the right to manufacture, have manufactured, use, offer to sell, sell and import Somnus' radiofrequency generator technology for use in the treatment of GERD and other medical disorders of the digestive tract. The license expires on October 6, 2017. During the term of the license, we are obligated to pay a royalty to Somnus for our sale of generators that incorporate the licensed technology. We have also licensed patented technology from the University of Kansas Medical Research Institute relating to applying radiofrequency energy to tissue. This is an exclusive, worldwide and royalty-bearing license allowing us to incorporate the patented technology in our products to treat medical disorders throughout the gastrointestinal tract. The license expires on September 17, 2013 and may be terminated earlier for breach. We have also licensed other patents that we believe may apply to our current business or that we may incorporate into future products. We intend to continue to license technologies to strengthen our competitive position.

   The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the possibility of an infringement claim against us grows. While we attempt to ensure that our products do not infringe other parties' patents and proprietary rights, our competitors may assert that our products and the methods they employ may be covered by U.S. patents held by them. In addition, our competitors may assert that future products we may market infringe their patents. In August 2000, we received a third-party request for our position regarding infringement of a patent. After discussion with our patent counsel, we do not believe that we infringe the patent. To date, we have had no further correspondence with this third party.

Competition

   The medical device industry is subject to intense competition. To be successful, we must establish our products, and the procedures in which our products are used, as attractive alternatives to currently available treatments.

   Our primary competitors in the GERD market are manufacturers and marketers of existing pharmaceutical and surgical treatments for GERD, and manufacturers focused on innovative outpatient treatments. We compete with manufacturers of medications, such as Zantac, Tagamet, Pepcid and Prilosec. These manufacturers and manufacturers of generic medication equivalents have significantly greater resources than we do. These companies may market products more aggressively, gain influence among opinion leaders, or lower their prices, all of which may affect the adoption of and the market for our products. We also compete with manufacturers of devices and equipment used in laparoscopic fundoplication. Increased publicity regarding these procedures or advantageous pricing may adversely affect the market for our products. Both medication treatment and fundoplication are established GERD therapies with well-defined reimbursement profiles.

   We also compete with a number of companies that are working on GERD treatments that eliminate or reduce the need for medication but are less invasive than surgery. For example, C.R. Bard has developed an endoscopic suturing system that enables patients to undergo a fundoplication-like surgery in the endoscopy suite as an outpatient procedure. The device used in this procedure received FDA marketing clearance in March 2000. We compete with several companies that are developing bulking agents to be injected into the muscle of the lower esophageal sphincter. Enteric Medical has developed a liquid polymer for injection into the lower esophageal sphincter. There may also be other companies developing innovative therapies of which we are not aware.

   In the fecal incontinence market, we consider our primary competitors to be American Medical Systems and Medtronic, both of which are developing implantable devices for treatment of severe incontinence. Both of these competitors have significantly greater resources than we do, and we cannot assure you that we will be able to compete effectively with these companies.

Government Regulation

   Our products are medical devices subject to extensive regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities that we will perform:

  .  Product development;

  .  Product testing;

  .  Product labeling;

  .  Product storage;

  .  Premarket clearance or approval;

  .  Advertising and promotion;

  .  Product sales and distribution.

 FDA's premarket clearance and approval requirements

   Each medical device that we wish to commercially distribute in the United States will likely require either prior 510(k) clearance or prior PMA approval from the U.S. Food and Drug Administration under the Federal Food, Drug, and Cosmetic Act. Devices deemed to pose relatively minimal risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in class III, requiring PMA approval.

   510(k) Clearance Pathway: To obtain 510(k) clearance for one of our products, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for submission of PMA applications. The FDA's 510(k) clearance pathway usually takes from four to 12 months, but it can last longer.

   After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer's decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

   PMA Approval Pathway: If the FDA denies 510(k) clearance for one of our products, the product must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. The PMA approval pathway is much more costly, lengthy and uncertain than 510(k) clearance. It generally takes from one to three years or even longer.

   Clinical Trials: A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. Such trials generally require submission of an application for an Investigational Device Exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. In June 2000, we received IDE approval allowing us to commence a multicenter clinical trial of the Secca System. We began the trial in July 2000. In April 2001, we expect to complete the U.S. clinical trial of the Secca System, the results of which we intend to submit to the FDA during the fourth quarter of 2001.

   In April 2000, we received 510(k) premarket clearance from the FDA for the Stretta System for the treatment of GERD. We believe that the Secca System will continue to follow the 510(k) clearance pathway; however, we cannot assure you that FDA will not deem the Secca System, or one or more of our future products, to be a class III device subject to the more burdensome PMA approval process.

 Pervasive and continuing FDA regulation

   After a device is placed on the market, numerous regulatory requirements apply. These include: the quality system regulation, or QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA's general prohibition against promoting products for unapproved or "off-label" uses; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. Class II devices also can have special controls such as performance standards, postmarket surveillance, patient registries, and FDA guidelines that do not apply to class I devices. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.

   We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply, the Agency can institute a wide variety of enforcement actions against us, ranging from a public Warning Letter to more severe sanctions such as:

  .  Fines, injunctions, and civil penalties;

  .  Recall or seizure of our products;

  . Operating restrictions, partial suspension or total shutdown of production;

  . Refusing our requests for 510(k) clearance or PMA approval of new products;

  .  Withdrawing 510(k) clearance or PMA approvals already granted; and

  .  Criminal prosecution.

   The FDA also has the authority to require repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

   We have been an FDA registered medical device facility since January 1999 and we obtained our manufacturing license from the California Department of Health Services, or CDHS, in September 1999. We are subject to inspection by both the FDA and CDHS for compliance with the quality systems regulations and other applicable regulations.

 Other U.S. regulation

   We also must comply with numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. We may be required to incur significant costs to comply with such laws and regulations in the future and such laws and regulations may hurt our business, financial condition and results of operations.

 Foreign regulation

   Our products are also regulated as medical devices outside the United States by government agencies and are subject to registration requirements in many of the foreign countries in which we plan to sell our products. Our Stretta System carries a CE Mark, which is required for European product sales, and a Therapeutic Goods Administration, which is required for product sales in Australia. Our facility has been audited and certified to be ISO9001/EN46001 compliant, which allows us to sell our products in Europe. Our facility is subject to inspection by TUV/Essen. We plan to seek approval to sell the Stretta System in additional foreign countries. The time and cost required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

Third Party Reimbursement

   In the United States, health care providers generally rely on third-party payors, principally private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. The Health Care Financing Administration, or HCFA, the governmental agency responsible for Medicare reimbursement policy, has approved the use of an existing Medicare reimbursement code, which includes the ablation of nerves in the lower esophageal sphincter, for billing costs associated with the Stretta procedure by physicians and facilities. In appropriate cases, we believe that physicians and facilities can use this code for billing costs associated with the Stretta Catheter and the Stretta procedure. However, we cannot assure you that the procedure will be reimbursed or that the amounts reimbursed under this code will be adequate. While these organizations frequently follow HCFA coding decisions, we cannot assure you that these payors will reimburse the procedure or accept the Medicare established code.

   The current cost reduction orientation of the third-party payor community makes it exceedingly difficult for new medical devices and surgical procedures to obtain reimbursement. Often, it is necessary to convince these payors that the new devices or procedures will establish an overall cost savings compared to currently reimbursed devices and procedures. We believe that the Stretta System may offer an opportunity for payors to reduce the cost of treating GERD patients by possibly eliminating or reducing the costs of medication or fundoplication surgery. While we believe that the Stretta System possesses economic advantages that will be attractive to payors, we cannot assure you that they will make reimbursement decisions based upon these advantages.

   Reimbursement by third-party payors is often positively influenced by the existence of peer-reviewed publications of long-term safety and efficacy data. We have collected and published data on six-month results after treatment with the Stretta System and expect this data to be published in a peer-reviewed journal in 2001. Additional clinical abstracts and papers have been accepted for publication in 2001. We cannot assure you that our products will be reimbursed without publications of longer-term data. We are actively encouraging ongoing research studies to evaluate and publish the long-term safety and efficacy of the Stretta System. In addition, many third-party payors require that randomized studies be conducted to determine the effect of the procedure versus placebo or another standard of care. As of December 31, 2000, we were conducting a randomized, controlled, multi-center study to generate this data. We cannot assure you that the Stretta System will have compelling results in this study, that the results will be published in a timely manner or at all, or that such publication will benefit our reimbursement efforts.

   To facilitate reimbursement for the Stretta System, our director of reimbursement and dedicated reimbursement group assist physicians and facilities in obtaining reimbursement for the Stretta System. This group assists in pre-approving patients for the Stretta procedure, and provides payors with copies of the Health Care Financing Administration's coding decision, published literature and clinical data. In addition, this group educates third-party payors about the economic benefits of the Stretta System and seeks to influence them to reimburse for the Stretta System and to incorporate the Stretta System into their standards of care for GERD.

   Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis or a region-by-region basis. In addition, reimbursement systems in international markets may include both private and government sponsored insurance. We have not obtained any international reimbursement approvals. We cannot assure you that we will obtain any such approvals in a timely manner, if at all. If we fail to receive international reimbursement approvals at all or in acceptable amounts, market acceptance of our products would be adversely affected.

Employees

   As of December 31, 2000, we had 73 employees, with 20 employees in operations, 10 employees in research and development, 22 employees in sales and marketing, 11 employees in general and administrative, and 10 employees in clinical and regulatory affairs. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

Additional Risk Factors

We may never achieve or maintain significant revenues or profitability.

   We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.8 million in 2000, $14.1 million in 1999 and $3.0 million in 1998. We have generated limited revenues from the sale of our products, and it is possible that we will never generate significant revenues from product sales in the future. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next several years and these losses may increase. It is possible that we will never achieve profitable operations.

The Stretta System is our only marketed product. If physicians do not adopt our Stretta System, we will not achieve future sales growth.

   We commercially introduced our Stretta System, which consists of a radiofrequency generator and a disposable handheld device, in May 2000. We are highly dependent on Stretta System sales because we anticipate that the Stretta System will account for substantially all our revenue through at least 2001. To achieve increasing sales, our product must gain recognition and adoption by physicians who treat gastrointestinal disorders. The Stretta System represents a significant departure from conventional GERD treatment methods. We believe that physicians will not use our Stretta System unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that the Stretta System provides an effective and attractive alternative to conventional means of treatment for GERD. Currently, there are only limited peer-reviewed clinical reports and short-term clinical follow-up data on our Stretta System. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. If physicians do not adopt our Stretta System, we may never achieve significant revenues or profitability.

If the effectiveness and safety of our products are not supported by long-term data, our sales could decline and we could be subject to liability.

   If we do not produce clinical data supported by the independent efforts of clinicians, our products may never be accepted. We received clearance from the FDA for the use of the Stretta System to treat GERD based upon the study of 47 patients. Safety and efficacy data presented to the FDA for the Stretta System was based on six month follow-up studies on 44 of these patients. We have found that data from twelve-month patient follow-up studies are consistent with those of our relatively short-term studies although these have not yet been published. However, if longer-term patient studies or clinical experience indicate that treatment with the Stretta System does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our sales could decline and we could be subject to significant liability. Further, we may find that our data is not substantiated in studies involving more patients, in which case we may never achieve significant revenues or profitability.

   Our clinical studies of the Secca System are in the early stages. The Secca System has undergone a 10-patient pilot study and the FDA approved our application to conduct a U.S. multi-center clinical study, which we began in July 2000. In April 2001, we expect to complete the U.S. clinical trial of the Secca System, the results of which we intend to submit to the FDA during the fourth quarter of 2001. You should not draw any conclusion about the safety or efficacy of the Secca System based upon data from the pilot study because this study involved only a small patient group. If patient studies or clinical experience do not meet our expectations regarding the benefits of the Secca System, we may not obtain regulatory clearance or approval to sell the product and our expected revenues from this product may never materialize.

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

   Even if third-party payors provide adequate reimbursement for the Stretta procedure, adverse changes in third-party payors' policies toward reimbursement could preclude market acceptance for our products and have a material adverse effect on our sales and revenue growth. We are unable to predict what changes will be made in the reimbursement methods used by third-party health care payors.

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

   The market for the treatment of GERD is dominated by companies that have well-established products, reputations and resources. We primarily compete with large pharmaceutical companies such as AstraZeneca, Takeda Abbott Pharmaceuticals and Merck, which collectively generate over $6 billion in annual U.S. revenues from sales of medication for the treatment of GERD symptoms. We also compete with large medical device companies such as Johnson & Johnson/Ethicon, which makes instrumentation for fundoplication surgery, and C.R. Bard, which has received FDA clearance for an endoscopic suturing device for the treatment of GERD.

Boston Scientific has recently indicated an increased interest in GERD by signing an agreement with Enteric to market a liquid polymer that is injected into the lower esophageal sphincter.

   These larger companies enjoy several competitive advantages over us, which may include:

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

   We have limited sales and marketing experience. As of December 31, 2000, we relied on nine direct sales employees to sell our Stretta System in the United States. We must manage and expand this sales team over the next 24 months to achieve our market share and revenue growth goals. Since we have only recently launched the Stretta System, our sales force has little experience marketing the product, and we cannot predict how successful they will be in selling the product. There are significant risks involved in building and managing our sales force and marketing our products, including our:

  . Inability to hire a sufficient number of qualified sales people with the skills and understanding to sell the Stretta System effectively;

  . Failure to adequately train our sales force in the use and benefits of our products, making them less effective promoters; and

  . Failure to accurately price our products as attractive alternatives to conventional treatments.

Internationally, we are training third-party distributors who will begin selling our products, and we cannot assure you that these distributors will commit the necessary resources to effectively market and sell our products or that they will be successful in selling our products.

   Internationally, we intend to sell our products through third-party distribution agreements. We currently have a total of four distribution agreements: one each in Germany, Italy and Greece and one covering sales in the region of Belgium, the Netherlands, and Luxembourg. If we fail to adequately build and manage our domestic and foreign sales force, or to effectively market and distribute our products internationally, then our revenues and our profitability will be materially and negatively impacted.

We have limited experience manufacturing our products in commercial quantities, which could adversely impact the rate at which we grow.

   Because we have only limited experience in manufacturing our products in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. For example, in January 2001, we voluntarily recalled certain of our catheters because of manufacturing issues. We may encounter difficulties and delays in manufacturing our products for the following additional reasons:

  . We have limited experience manufacturing our products in compliance with the FDA's Quality System Regulation;

  . To increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for the assembly and testing operations; and

  . Some of the components and materials necessary for manufacturing our products are currently provided by a single supplier.

   Although we believe that our current manufacturing facility will be adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand our manufacturing facilities to begin large-scale manufacturing. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our Stretta System. Our inability to successfully manufacture or commercialize our devices could have a material adverse effect on our product sales.

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

   Our manufacturing processes are required to comply with the quality system regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. We have never been through a QSR inspection, and we cannot assure you that we would pass. If we failed a QSR inspection, our operations could be disrupted and our manufacturing delayed. Failure to take corrective action in response to a QSR inspection could force a shut-down of our manufacturing operations and a recall of our products, which would have a material adverse effect on our product sales, revenues, and expected revenues and profitability. Furthermore, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements, will not encounter any manufacturing difficulties, or will be able to maintain compliance with regulatory requirements. Any such event could have a material adverse effect on our available inventory and product sales.

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

   As of March 2001, we have entered into agreements with distributors in Europe. We are training these distributors and have not begun selling our products in international markets. We do not expect sales to occur before April 2001, at the earliest. To successfully market our products internationally, we must address many issues with which we have little or no experience. We have obtained regulatory clearance to market the Stretta System in the European Union and Australia, but we have not obtained any other international regulatory approvals for other markets or products. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in foreign countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

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

   The development, manufacture and sale of medical products involve a significant risk of product liability claims. The use of any of our products may expose us to liability claims, which could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us. We maintain product liability insurance at coverage levels which we believe to be commercially acceptable; however there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on the same or substantially similar terms, or at all. We reevaluate annually whether we need to obtain additional product liability insurance. Even if we obtain additional product liability insurance there can be no assurance that it would not have a material adverse effect on our business, financial condition, and results of operations. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry any insurance.

We have limited protection for our intellectual property. If our intellectual property does not sufficiently protect our products, third parties will be able to compete against us more directly and more effectively.

   As of December 31, 2000, we had 24 issued or allowed U.S. patents and 41 pending U.S. patent applications. We also had 13 issued or allowed U.S. patents and 19 pending U.S. patent applications licensed in from third parties. We rely on patent, copyright, trade secret and trademark laws to protect our products, including our Stretta Catheter and our Curon Control Module, from being duplicated by competitors. However, these laws afford only limited protection. Our patent applications and the notices of allowance we have received may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Patents we have obtained and may obtain in the future may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights do not adequately protect our commercial products, our competitors could develop new products or enhance existing products to compete more directly and effectively with us and harm our product sales and market position.

   Because patent applications are secret until patents are issued in the United States, or corresponding applications are published in other countries, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to file patent applications for such inventions. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty, may also be necessary to enforce patent or other intellectual property rights or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that we will have the financial resources to defend our patents from infringement or claims of invalidity.

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

If we lose our rights to intellectual property that we have licensed we may be forced to develop new technology and we may not be able to develop that technology or may experience delays in manufacturing as a result.

   Our license with Somnus allows us to manufacture and sell our products using their radiofrequency generator technology. In addition, the University of Kansas license allows us to apply radiofrequency energy to tissue. To the extent these license interests become jeopardized through termination or material breach of the license agreements, our operations may be harmed. We may have to develop new technology or license other technology. We cannot provide any assurance that we will be able to develop such technology or that other technology will be available for license. Even if such technology is available, we may experience delays in our manufacturing as we transition to a different technology.

If we are unable to attract and retain qualified personnel, we will be unable to expand our business.

   We believe our future success will depend upon our ability to successfully manage our growth, including attracting and retaining engineers and other highly skilled personnel. Our employees are at-will employees and, with the exception of one executive officer, are not subject to employment contracts. The loss of services of one or more key employees could materially adversely affect our growth. In addition, hiring qualified management and technical personnel will be difficult due to the intense competition for qualified professionals within the medical device industry. In the past, we have experienced difficulty in recruiting qualified personnel. Failure to attract and retain personnel, particularly management and technical personnel, would materially harm our ability to grow our business rapidly and effectively.

Our directors, executive officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

   Our officers, directors and principal stockholders holding more than 5% of our common stock together control approximately 62.7% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

   The market price for the common stock is affected by a number of factors, including:

  . the announcement of new products or product enhancements by us or our competitors;

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

Item 2. Properties

   We are headquartered in Sunnyvale, California, where we lease one building with approximately 20,000 square feet of office, research and development, and manufacturing space under leases expiring September 30, 2003. We believe our current facilities are adequate to meet our current and foreseeable requirements through the end of 2001 and that suitable additional or substitute space will be available as needed.

Item 3. Legal Proceedings

   We are not party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our Common Stock has been quoted on the Nasdaq National Market under the symbol CURN since our initial public offering on September 22, 2000. Prior to such time, there was no public market for the Common Stock. The high and low sales prices per share of the Common Stock for the period September 22, 2000 to December 31, 2000 were $14.125 and $4.016, respectively, as reported on the NASDAQ National Market.

   As of March 25, 2001, the number of common stockholders of record was 129. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

   In September 2000, we completed our initial public offering of 5,000,000 shares and in October 2000 UBS Warburg LLC, the lead underwriter, partially exercised the underwriter's over-allotment option with regard to 475,000 shares. All shares sold were shares of our common stock, $0.001 par value per share, at a public offering price of $11.00 per share pursuant to a registration statement on Form S-1 (File No. 333-37866) filed with the Securities and Exchange Commission. UBS Warburg LLC, CIBC World Markets, and SG Cowen were the managing underwriters of the IPO. Aggregate gross proceeds to us from the IPO (prior to deduction of underwriting discounts and commissions and expenses of the offering) were $60,225,000. There were no selling stockholders in the IPO.

   We paid underwriting discounts and commissions of approximately $4,216,000 and other expenses of approximately $1,237,000 in connection with the IPO. The total expenses paid by us in the IPO were approximately $5,453,000 and the net proceeds to us in the IPO were approximately $54,772,000.

   From September 21, 2000, the effective date of the Registration Statement, to December 31, 2000, the approximate amount of net proceeds used from the offering were $1.1 million for research and development, $1.0 million for continued development, manufacturing and commercialization of existing and future products, $436,000 in support of clinical trials and reimbursement efforts and $1.3 million for sales and marketing initiatives to support the commercialization of the Stretta System. We used approximately $11.5 million of the net proceeds to repay our debt and accrued interest, including the May 2000 borrowing of $11.1 million. We intend to use the remainder of the net proceeds for general corporate purposes, which may include the purchase of equipment, the expansion of facilities and the further expansion of our sales and marketing efforts. From time to time, we have discussed potential strategic acquisitions and investments with third parties. To date, we do not have any agreements or commitments to complete any such transactions. Pending our uses of the proceeds, we intend to invest the net proceeds of this offering primarily in short-term, interest-bearing instruments.

   All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to our directors or officers, other than in the ordinary course of business, to persons owning ten percent or more of any class of our equity securities, or to our affiliates. The use of proceeds described above do not represent a material change in the use of proceeds described in the offering prospectus.

Item 6. Selected Financial Data

   The following tables reflect selected summary financial data for each of the last four fiscal years. Information for our first year of operations includes the period from May 1, 1997 through December 31, 1997. This data should be read in conjunction with the financial statements and notes thereto, and with Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" in this Annual Report on Form 10-K.

                             Summary Financial Data
                    (in thousands, except per share amounts)

                                                                  May 1, 1997
                                   Years ended December 31,     (Inception), to
                                   ---------------------------   December 31,
                                     2000      1999     1998         1997
                                   --------  --------  -------  ---------------
Statement of operations data:
Revenues.........................  $  1,156  $    --   $   --       $  --
Cost of goods sold...............     2,066       --       --          --
                                   --------  --------  -------      ------
Gross profit.....................      (910)      --       --          --
Operating expenses:
  Research and development.......     4,162     8,961    1,581          28
  Clinical and regulatory........     1,806     2,012      335         --
  Sales and marketing............     3,461       940      --          --
  General and administrative.....     4,212     2,345      959          13
                                   --------  --------  -------      ------
                                     13,641    14,258    2,875          41
Operating loss...................   (14,551)  (14,258)  (2,875)        (41)
Interest income..................     1,356       258        8         --
Interest expense.................    (4,084)      (89)     (86)        --
Other............................       (96)      --       --          --
                                   --------  --------  -------      ------
Net loss before extraordinary
 item............................   (17,375)  (14,089)  (2,953)        (41)
                                   --------  --------  -------      ------
Extraordinary gain...............     1,596       --       --          --
                                   --------  --------  -------      ------
Net loss.........................  $(15,779) $(14,089) $(2,953)     $  (41)
                                   ========  ========  =======      ======
Net loss per share, basic and
 diluted (1).....................  $  (2.27) $  (6.94) $ (2.01)     $(0.04)
Shares used in computing net loss
 per share, basic and
 diluted (1).....................     6,945     2,030    1,472       1,103
Balance sheet data:
Cash, cash equivalents and
 marketable securities...........  $ 39,206  $  9,498  $ 4,502      $    1
Working capital..................    39,916     8,176    4,223         (96)
Long-term investments............    12,882       --       --          --
Total assets.....................    56,617    11,686    5,842          56
Long-term obligations............       --        227      459         --
Convertible preferred stock and
 warrants........................       --     21,808    7,713         --
Total stockholders' equity
 (deficit).......................    54,930   (12,099)  (2,877)        (41)

--------
(1) The per share data have been restated to reflect the 0.57 to 1 reverse stock split effective September 22, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the attached financial statements and notes thereto for the fiscal years ended December 31, 2000, 1999, and 1998.

   The information set forth below contains forward-looking statements (designated by an *), and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results."

Overview

   We were incorporated in May 1997. Business activities before January 1998 were negligible. In 1998, our primary activity was developing the Curon Control Module and Stretta Catheter for the treatment of GERD. We commercialized our Curon Control Module and Stretta Catheter in 2000 and have devoted substantially all of our efforts in 2000 to raising capital and marketing and selling our products.

   In early 1999, we began a multi-center clinical trial of the Stretta System in the United States. We also developed our manufacturing capability to support the production of Stretta Catheters and Curon Control Modules for the clinical trial. Based on the data acquired in the trial, we submitted a 510(k) notification to the FDA in January 2000 for clearance to market the Stretta System for treatment of GERD. We received 510(k) clearance in April 2000. In May 2000, we launched the Stretta System commercially at Digestive Disease Week, a large gastroenterology professional conference. Also, in May 2000, we initiated a randomized controlled trial of the Stretta System, the results of which we anticipate will be available in the second half of 2001.

   In April 1999, we began developing the Secca System for the treatment of fecal incontinence. In November 1999, we conducted a 10-patient human clinical pilot study outside the United States and, in July 2000, we began a U.S. multi-center clinical trial of the Secca System under an Investigational Device Exemption. Assuming successful results of this trial, we intend to submit a 510(k) supported by these results to the FDA in the fourth quarter of 2001 or, if required by the FDA, a PMA supported by these results.*

   We recognize revenue upon shipment of products to customers or, in the case of our "Buy-over-Time" program, when title passes on final payment by the customer. To date, we have generated limited revenues. Our revenues are and will be derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter.* We intend that disposables will form the basis of a recurring revenue stream and intend to price catheters, at high volumes, to generate greater margins than generators.* We expect the percentage of revenue from disposables to increase over time as our installed base of generators grows.*

   In December 2000, we initiated a voluntary recall of certain lots of Stretta catheters in which there was a slight risk of insufficient bonding between the handle and the shaft of the catheter. In total, 278 catheters in the affected lots had been shipped to customers of which 81 had been used prior to the recall. There were no adverse patient events linked with the affected lots. The manufacturing instructions for the assembly of the shaft to the handle were immediately corrected and production recommenced. The effect of the recall was to reduce revenue by $115,000 and increase cost of goods sold by $127,000. At December 31, 2000, there were 128 catheters requiring replacement for recalled units. Although the recall adversely impacted our ability to supply product in December, we were able to start replacing recalled catheters almost immediately and, since the beginning of this year, have regained the ability to supply catheters from stock.

   Initially, we are focusing our sales efforts in the United States through a direct sales force. We do not expect to generate international sales before April 2001.* In the fourth quarter of 2000 we incorporated a wholly-owned subsidiary company in Belgium and hired a European Manager. We intend to recruit a limited number of clinical and administrative personnel in Europe in 2001 to identify, recruit and manage national distributors in each country.* In international markets, we expect to rely primarily on third-party distributors.* We expect that our gross margins on sales through international third-party distributors will be lower than our gross margins on U.S. sales as a result of distributor discounts.*

   Our costs of revenues represent the cost of producing generators and disposable devices. We also license a technology used in the generators that we sell. In addition to the up-front payment to license the technology, we are required to pay licensing fees based on the sales price of the units. There are no additional expected costs to be incurred as part of the licensing agreement. We believe that there are alternative technologies that could be utilized should we choose to do so.* Research and development expenses consist primarily of personnel costs, professional services, patent application costs, materials, supplies and equipment. Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Sales and marketing expenses consist of personnel costs, advertising, public relations and attendance at selected medical conferences. General and administrative expenses consist primarily of amortization of stock-based compensation, the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. Through December 31, 2000, we recorded limited product sales while incurring cumulative net losses of $32.9 million. In addition to increasing expenditures related to market launch of the Stretta System, we anticipate that our expenses will increase as we continue to develop new products, conduct clinical trials, commercialize our products and acquire additional technologies as the opportunities arise.* As a result, we expect our operating expenses and cumulative net losses to increase.*

   We grant stock options to hire, motivate and retain employees and non-employee consultants. With respect to these stock options, we may record deferred stock compensation. For stock options granted to employees, the difference between the exercise price of the stock options and the fair value of our stock at the date of grant is recorded as deferred compensation on the date of grant. For stock options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model is initially recorded on the date of grant. As the non-employee options become exercisable, we revalue the remaining unvested options, with the change in fair value from period to period represented as change in the deferred compensation charge.

   We are amortizing deferred compensation in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" (FIN 28). As a result of stock options granted through December 31, 2000, we recorded $10.1 million in deferred stock compensation, including $3.1 million related to the modification of stock repurchase rights resulting from a mutual agreement to terminate our employment relationship with our former president and CEO extending the repurchase right 18 months to April 2001 (see Note 6 of the notes to the financial statements). Unamortized stock based compensation of approximately $2.5 million remained as of December 31, 2000.

                             RESULTS OF OPERATIONS

Twelve months ended December 31, 2000 and 1999

 Revenue

   In the twelve months ended December 31, 2000, we generated $1.2 million in revenues from the sale of generators and catheters to customers in the United States. Commercial shipments began in June 2000.

 Cost of goods sold

   In the twelve months ended December 31, 2000, the cost of goods sold was $2.1 million and was significant in relation to revenues as we began and enlarged commercial manufacturing operations.

 Research and development expenses

   Research and development expenses were $4.2 million in the twelve months ended December 31, 2000 compared to $9.0 million in the twelve months ended December 31, 1999. Amortization of stock-based compensation accounted for $629,000 million in the twelve months ended December 31, 2000 and $4.1 million in the twelve months ended December 31, 1999. The decrease in spending in 2000 compared to 1999 was due to the completion of pilot manufacturing activities in the second quarter of 2000.

 Clinical and regulatory expenses

   Clinical and regulatory expenses were $1.8 million in the twelve months ended December 31, 2000 compared to $2.0 million in the twelve months ended December 31, 1999. Amortization of stock-based compensation accounted for $174,000 in the twelve months ended December 31, 2000 and $96,000 in the twelve months ended December 31, 1999. The decrease in spending in 2000 over 1999 was primarily due to the transfer in 2000 of quality and regulatory costs to cost of sales.

 Sales and marketing expenses

   Sales and marketing expenses were $3.5 million in the twelve months ended December 31, 2000 compared to $940,000 in the twelve months ended December 31, 1999. Amortization of stock-based compensation accounted for $418,000 in the twelve months ended December 31, 2000 and $85,000 in the twelve months ended December 31, 1999. The remaining increase in spending in 2000 over 1999 was primarily due to an increase in expenditures for field sales personnel, and activities to promote reimbursement for our products.

 General and administrative expenses

   General and administrative expenses were $4.2 in the twelve months ended December 31, 2000 compared to $2.3 million in the twelve months ended December 31, 1999. Amortization of stock-based compensation accounted for $1.3 million in the twelve months ended December 31, 2000 and $554,000 in the twelve months ended December 31, 1999. The remaining increase in spending in 2000 over 1999 was primarily due to increased personnel costs as our company expanded, acquisition of technology licenses and a stock-based settlement valued at $203,000.

 Interest income and expense

   During the twelve months ended December 31, 2000 compared to the twelve months ended December 31, 1999, interest income increased by $1.1 million primarily as a result of increased earnings on interest bearing marketable securities.

   Interest expense for the twelve months ended December 31, 2000 and December 31, 1999 increased by $4.0 million due to $323,000 interest paid on the convertible notes payable and $3.7 million of amortization of an associated beneficial conversion feature and warrants (see Note 4 of the notes to financial statements).

 Income taxes

   As a result of our net losses, we did not incur any income tax obligations in each of the twelve month periods ended December 31, 2000, 1999 and 1998.

Twelve months ended December 31, 1999 and 1998

   In 1998, we were a development stage company with no saleable products. Compared to a total of $11.0 million spent on product development, clinical programs and regulatory activities in the twelve months ended December 31, 1999, we spent $1.9 million on the same functions in 1998. We spent $940,000 on sales and marketing in the twelve months ended December 31, 1999, compared to $0 in the same period in 1998. In the twelve months ended December 31, 1999 we spent $2.3 million on general and administrative activities compared to $1.0 million in 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

   Since inception, we have funded our operations and capital investments from gross proceeds from our initial public offering completed in September 2000 totaling $55.0 million, from the partial exercise of the underwriter's over-allotment provision totaling $5.2 million, from the private sale of equity securities totaling $22.0 million, the issuance of convertible notes totaling $11.8 million and from bank equipment line financing totaling $780,000. At December 31, 2000, we had $39.9 million in working capital and our primary source of liquidity was $52.1 million in cash and cash equivalents, marketable securities and long term investments.

Twelve months ended December 31, 2000 and 1999

   Cash used in operating activities was $11.5 million in the twelve months ended December 31, 2000, compared to $8.1 million in the twelve months ended December 31, 1999. The increase in cash used reflects the increased activities due to commercialization of our first product including building a domestic field sales force, establishing a department to help physicians using Stretta to be reimbursed for performing the procedure and increasing manufacturing and support personnel.

   Cash used in investing activities amounted to $34.1 million in the twelve months ended December 31, 2000, due the majority of the net proceeds of the IPO being invested in marketable securities and $2.5 million in the twelve months ended December 31, 1999, caused by facilities expansion and purchase of marketable securities. As of December 31, 2000, we had no material commitments for capital expenditures.

   Cash provided by financing activities was $54.4 million in the twelve months ended December 31, 2000, of which $284,000 resulted from the exercise of stock options, the balance being primarily the net proceeds of the IPO compared to $14.1 million in the twelve months ended December 31, 1999, primarily provided by the private issue of convertible preferred stock.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, is effective for fiscal years beginning after June 15, 2000. To date, we have not engaged in derivative and hedging activities and the adoption of these statements will not have an impact on our financial condition and results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe that our current revenue recognition policy is in compliance with SAB 101.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25, which clarifies (a) the definition of an employee for purposes of applying opinion 25 (b) the criteria for determining whether a plan qualifies as a non-compensatory plan (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, with certain provisions effective earlier. FIN 44 has not had a significant impact on our financial statements.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. That means that a change in prevailing interest rates may cause the fair value of the principal amount of an investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalent and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than eighteen months. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

   Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

   All of our revenue is realized in U.S. dollars. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

   Report of Independent Accountants......................................   29
   Balance Sheet at December 31, 2000 and December 31, 1999...............   30
   Statement of Operations for each of the Three Years in the Period Ended
    December 31, 2000.....................................................   31
   Statement of Stockholders' Equity (Deficit) for each of the Three Years
    in the Period Ended December 31, 2000.................................   32
   Statement of Cash Flows for each of the Three Years in the Period Ended
    December 31, 2000.....................................................   33
   Notes to Consolidated Financial Statements.............................   34
   Quarterly Financial Data (unaudited)...................................   46

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Curon Medical, Inc.

   In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Curon Medical, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 15, 2001

                              CURON MEDICAL, INC.

                                 BALANCE SHEET
                (in thousands, except share and per share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $ 16,759  $  7,988
  Marketable securities....................................   22,447     1,510
  Accounts receivable, net of allowance for doubtful
   accounts of $15,000 and $0, respectively................      259       --
  Inventories, net.........................................      866       321
  Related party notes receivable, net of allowance for
   uncollectible accounts of $64,000 and $73,000,
   respectively............................................      250       --
  Prepaid expenses and other current assets................      969        88
                                                            --------  --------
  Total current assets.....................................   41,550     9,907
Long term investments......................................   12,882       --
Related party note receivable..............................      102       250
Property and equipment, net................................    1,397     1,458
Intangible assets, net.....................................      584       --
Other assets...............................................      102        71
                                                            --------  --------
  Total assets............................................. $ 56,617  $ 11,686
                                                            ========  ========
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND WARRANTS
AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable......................................... $    319  $    645
  Accrued liabilities......................................    1,315       863
  Current portion of long-term debt........................      --        223
                                                            --------  --------
  Total current liabilities................................    1,634     1,731
Long-term debt, net of current portion.....................      --        227
Other liabilities..........................................       53        19
                                                            --------  --------
  Total liabilities........................................    1,687     1,977
                                                            --------  --------
Commitments and Contingencies (Note 5)
Convertible preferred stock, $.001 par value;
  Authorized: 10,500,000 shares at December 31, 1999
  Issued and outstanding: none and 9,597,000,
   respectively............................................      --     21,688
Preferred stock warrants...................................      --        120
                                                            --------  --------
Total preferred stock and warrants.........................      --     21,808
                                                            --------  --------
Stockholders' equity (deficit):
  Preferred stock, $.001 par value; 5,000,000 shares
   authorized
    Issued and outstanding: none...........................      --        --
  Common stock, $.001 par value; 50,000,000 shares
   authorized
    Issued and outstanding: 19,158,000 and 2,819,000,
     respectively..........................................       19         3
  Additional paid-in capital...............................   90,149     8,644
  Deferred stock compensation..............................   (2,451)   (3,663)
  Accumulated deficit......................................  (32,862)  (17,083)
  Accumulated other comprehensive income...................       75       --
                                                            --------  --------
  Total stockholders' equity (deficit).....................   54,930   (12,099)
                                                            --------  --------
  Total liabilities, convertible preferred stock and
   warrants and stockholders' equity (deficit)............. $ 56,617  $ 11,686
                                                            ========  ========

                 See accompanying notes to financial statements

                              CURON MEDICAL, INC.

                            STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     For the Year Ended
                                                        December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
Revenues......................................... $  1,156  $    --   $   --
Cost of goods sold...............................    2,066       --       --
                                                  --------  --------  -------
Gross loss.......................................     (910)      --       --
                                                  --------  --------  -------
Operating expenses:
  Research and development.......................    4,162     8,961    1,581
  Clinical and regulatory........................    1,806     2,012      335
  Sales and marketing............................    3,461       940      --
  General and administrative.....................    4,212     2,345      959
                                                  --------  --------  -------
Total operating expenses.........................   13,641    14,258    2,875
                                                  --------  --------  -------
Operating loss...................................  (14,551)  (14,258)  (2,875)
Interest income..................................    1,356       258        8
Interest expense.................................   (4,084)      (89)     (86)
Other expense....................................      (96)      --       --
                                                  --------  --------  -------
Net loss before extraordinary item...............  (17,375)  (14,089)  (2,953)
Extraordinary gain--early extinguishment of
 debt............................................    1,596       --       --
                                                  --------  --------  -------
Net loss......................................... $(15,779) $(14,089) $(2,953)
                                                  ========  ========  =======
Net loss per common share, basic and diluted:
  Net loss before extraordinary item............. $  (2.50) $  (6.94) $ (2.01)
  Extraordinary gain--early extinguishment of
   debt..........................................     0.23       --       --
                                                  --------  --------  -------
Net loss per share, basic and diluted............ $  (2.27) $  (6.94) $ (2.01)
                                                  ========  ========  =======
Shares used in computing net loss per share,
 basic and diluted...............................    6,945     2,030    1,472
                                                  ========  ========  =======


                 See accompanying notes to financial statements

                              CURON MEDICAL, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                              Accumulated
                          Common         Additional   Deferred                   Other          Total
                          Stock           Paid-in      Stock     Accumulated Comprehensive  Stockholders'
                          Shares  Amount  Capital   Compensation   Deficit      Income     (Deficit) Equity
                          ------  ------ ---------- ------------ ----------- ------------- ----------------
Balance at January 1,
 1998...................     --    $--    $   --      $   --      $    (41)      $ --          $    (41)
 Net loss and
  comprehensive loss....     --     --        --          --        (2,953)        --            (2,953)
 Issuance of common
  stock ................   2,856      3         2                                                     5
 Repurchase of common
  stock ................    (108)   --        --          --           --          --               --
 Issuance of common
  stock in exchange for
  services received ....      85    --         15         --           --          --                15
 Deferred stock
  compensation..........     --     --        273        (273)         --          --               --
 Amortization of
  deferred stock
  compensation..........     --     --        --           97          --          --                97
                          ------   ----   -------     -------     --------       -----         --------
Balance at December 31,
 1998...................   2,833      3       290        (176)      (2,994)        --            (2,877)
 Net loss and
  comprehensive loss....     --     --        --          --       (14,089)        --           (14,089)
 Common shares forfeited
  against unpaid
  employee loan.........     (14)   --        --          --           --          --               --
 Deferred stock
  compensation..........     --     --      8,354      (8,354)         --          --               --
 Amortization of
  deferred stock
  compensation..........     --     --        --        4,867          --          --             4,867
                          ------   ----   -------     -------     --------       -----         --------
Balance at December 31,
 1999...................   2,819      3     8,644      (3,663)     (17,083)        --           (12,099)
 Net loss...............     --     --        --          --       (15,779)        --           (15,779)
  Unrealized gain on
   investments..........     --     --        --          --           --           75               75
                                                                                               --------
 Total comprehensive
  loss..................     --     --        --          --           --          --           (15,704)
  Issuance of common
   stock in exchange for
   patent license
   agreements...........      86    --        831         --           --          --               831
 Issuance of 12,000
  stock options in
  exchange for
  services..............     --     --         40         --           --          --                40
 Issuance of common
  stock in exchange for
  consulting services
  received..............      17    --        203         --           --          --               203
 Issuance of common
  stock pursuant to
  initial public
  offering and exercise
  of overallotment
  shares net of issuance
  costs of $5,453 ......   5,475      5    54,767         --           --          --            54,772
 Conversion of Series A,
  B and C preferred
  stock and warrants to
  common stock and
  common stock warrants
  upon consummation of
  initial public
  offering and exercise
  of overallotment
  shares................   9,597     10    23,898         --           --          --            23,908
 Issuance of common
  stock upon exercise of
  stock options.........   1,164      1       283         --           --          --               284
 Deferred stock
  compensation..........     --     --      1,483      (1,483)         --          --               --
 Amortization of
  deferred stock
  compensation..........     --     --        --        2,695          --          --             2,695
                          ------   ----   -------     -------     --------       -----         --------
Balance at December 31,
 2000...................  19,158   $ 19   $90,149     $(2,451)    $(32,862)      $  75         $ 54,930
                          ======   ====   =======     =======     ========       =====         ========

               See accompanying notes to the financial statements

                              CURON MEDICAL, INC.

                            STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                      For the Year Ended
                                                         December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Cash Flows From Operating Activities
Net loss.........................................  $(15,779) $(14,089) $(2,953)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization...................       611       325      151
 Amortization of acquired technology.............       320       --       --
 Extraordinary gain on extinguishment of debt,
  net............................................    (1,596)      --       --
 Note payable issued in exchange for services
  received.......................................        45       --       --
 Loss on disposal of fixed assets................        86       --       --
 Write-off of related party receivables..........       --         73      --
 Amortization of stock-based compensation........     2,695     4,867       97
 Amortization of discounts on notes payable......     3,724        22       69
 Common stock issued in exchange for services
  received.......................................       203       --        18
 Preferred stock issued in exchange for
  intellectual property and services received....       --          3      175
 Stock options issued in exchange for services
  received.......................................        40       --       --
 Accretion of discount on securities.............      (321)      --       --
 Changes in current assets and liabilities:
   Accounts receivable, net......................      (259)      --       --
   Inventories...................................      (545)     (321)     --
   Prepaid expenses and other current assets.....      (881)      (82)      (6)
   Other assets..................................       (31)      (16)     (51)
   Accounts payable..............................      (326)      462       87
   Accrued liabilities...........................       452       656      207
   Other long-term liabilities...................        34        19      --
                                                   --------  --------  -------
   Net cash used in operating activities.........   (11,528)   (8,081)  (2,206)
                                                   --------  --------  -------
Cash Flows From Investing Activities
Purchase of property and equipment...............      (636)   (1,016)    (867)
Purchase of marketable securities................   (37,423)   (1,510)     --
Proceeds from maturities of marketable
 securities......................................     4,000       --       --
Purchase of acquired technology..................       (73)      --       --
                                                   --------  --------  -------
   Net cash used in investing activities.........   (34,132)   (2,526)    (867)
                                                   --------  --------  -------
Cash Flows From Financing Activities
Proceeds from issuance of notes payable..........       --        --       780
Proceeds from issuance of convertible notes
 payable.........................................    11,045       800      --
Repayment of convertible notes...................   (11,090)      --       --
Principal payments on notes payable..............      (478)      (49)    (253)
(Payments) proceeds from related party notes
 receivable......................................      (102)       50     (373)
Proceeds from issuance of convertible preferred
 stock, net of issuance costs....................       --     13,292    7,418
Proceeds from issuance of common stock, net of
 issuance costs..................................    54,772       --         2
Proceeds from exercise of stock options..........       284       --       --
                                                   --------  --------  -------
   Net cash provided by financing activities.....    54,431    14,093    7,574
                                                   --------  --------  -------
Net increase in cash and cash equivalents........     8,771     3,486    4,501
Cash and cash equivalents at beginning of
 period..........................................     7,988     4,502        1
                                                   --------  --------  -------
Cash and cash equivalents at end of period.......  $ 16,759  $  7,988  $ 4,502
                                                   ========  ========  =======
Supplemental Disclosure Of Cash Flow Information
Cash paid for interest...........................  $    388  $     67  $    16
Cash paid for taxes..............................  $    --   $      1        3
Supplemental Disclosure of Non-Cash Investing and
 Financing Information
Conversion of notes payable and accrued interest
 to preferred stock..............................  $    --   $    803  $   --
Deferred stock based compensation................  $  1,483  $  8,354  $   273
Issuance of warrants with debt...................  $  2,100  $    --   $   120
Issuance of common stock in exchange for
 intangible assets...............................  $    831  $    --   $   --
Conversion of preferred stock and warrants to
 common stock and common stock warrants..........  $ 23,908  $    --   $   --

               See accompanying notes to the financial statements

                              CURON MEDICAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--FORMATION AND BUSINESS OF THE COMPANY:

   Curon Medical, Inc. (the "Company") was incorporated in the State of Delaware on May 1, 1997. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

   In the course of its development activities, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. The Company intends to finance its operations primarily through its cash and cash equivalents, marketable securities, future financing and future revenues. However, there can be no assurance that such efforts will succeed or that sufficient funds will be made available. During 2000, the Company began commercial manufacturing operations and is no longer reporting as a development stage company.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Risks and Uncertainties

   The Company's products and services are currently concentrated in a single segment of the gastrointestinal treatment field which is characterized by increasing technological advances and changes in customer requirements. The success of the Company depends on management's ability to anticipate or to respond quickly and adequately to technological developments in its industry, changes in customer requirements or industry standards. Any significant delays in the development or introduction of products or services could have a material adverse effect on the Company's business and operating results. The Company has two products that it is currently marketing to the public: radio-frequency generators and single use disposable devices. Any technical or quality problems in the manufacturing of these components, changes to the product specifications, changes in rights to currently licensed intellectual property, or lack of essential equipment by suppliers, could have a significant impact on the Company's financial condition and results of operations.

Stock Split

   In September 2000, the Company's Board of Directors effected a 0.57 for 1 reverse stock split. All share and per share amounts in the accompanying financial statements have been restated to reflect the effect of this reverse stock split.

Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with remaining maturities of three months or less at the date of purchase to be cash equivalents. The Company's cash and cash equivalents include deposit funds, money market funds and commercial paper.

                              CURON MEDICAL, INC.

Marketable Securities

   Investments consist primarily of marketable corporate bonds, commercial paper and government agency securities with a remaining maturity at the date of purchase of greater than three months. Investments with maturities beyond 2001 are classified as long-term investments and those maturing during 2001 are shown as current marketable securities. These investments are classified as available-for-sale securities and are stated at market value, with any temporary differences between an investment's amortized cost and its market value recorded as a separate component of stockholders' equity (deficit) until such gains or losses are realized. Gains or losses on the sales of securities are determined on a specific identification basis. The following is a summary of investments at December 31, 2000:

                                         Gross Unrealized Gross Unrealized
                                Cost      Holding Gains    Holding Losses  Fair Value
                             ----------- ---------------- ---------------- -----------
   Maturities under one
    year
   Government obligations..  $ 7,366,000     $ 18,000         $    --      $ 7,384,000
   Corporate obligations...   15,071,000       11,000          (19,000)     15,063,000
                             -----------     --------         --------     -----------
   Total Current...........   22,437,000       29,000          (19,000)     22,447,000
                             -----------     --------         --------     -----------
   Maturities between one
    and two years
   Government obligations..    4,984,000       39,000              --        5,023,000
   Corporate obligations...    7,833,000       34,000           (8,000)      7,859,000
                             -----------     --------         --------     -----------
   Total long-term.........   12,817,000       73,000           (8,000)     12,882,000
                             -----------     --------         --------     -----------
   Total at December 31,
    2000...................  $35,254,000     $102,000         $(27,000)    $35,329,000
                             ===========     ========         ========     ===========

   At December 31, 1999, short-term investments consisted of corporate obligations recorded at cost, which represented their fair values.

Inventories

   Inventories are stated at the lower of standard cost, which approximates the first-in, first-out method, or market.


Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Fixed assets are depreciated over a life of three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement, or the lease term, if shorter. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

   Intangible assets consist of technology licenses, which are being amortized on a straight-line basis over their estimated useful lives of two years.

Impairment of Long-Lived Assets

   Long-lived assets and intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the asset's carrying amount to future net undiscounted cash flows the assets are expected to

                              CURON MEDICAL, INC.

generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no impairment charges recorded.

Revenue Recognition

   Revenue from product sales is recognized on product shipment against a valid purchase order provided no significant obligations remain and collection of the receivables is deemed probable for both sales of control modules and catheters. Revenues for extended warranty contracts are recognized over the extended warranty period. To date, post-sale customer support and training have not been significant.

   The Company may sell products under a purchase commitment, with delivery of the control module at inception of the contract and catheters generally delivered over a period of six months. Revenue for the control module is deferred until all catheters under the contract have been purchased, at which time title to the control module passes and revenue is recognized. Revenue on the catheters is recognized upon shipment at an amount representing their fair value based on verifiable objective evidence of such.

Research and Development

   Research and development costs are expensed as incurred.

Advertising Costs

   Advertising costs are expensed as incurred. Advertising costs were $287,000 in 2000, and were not material in 1999 and 1998.

Income Taxes

   The Company accounts for income taxes under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Accounting for Stock-Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the exercise price.

   The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The equity instruments are valued using the Black-Scholes Model. All unvested shares are marked to market until such options vest.

   All deferred stock compensation is amortized and expensed in accordance with FASB Interpretation No. 28, an accelerated vesting model.

                              CURON MEDICAL, INC.

Net Loss per Share

   Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the period excluding those shares that are subject to repurchase. Diluted net loss per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, warrants, and common stock subject to repurchase (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company's net loss.

Comprehensive Income

   The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general purpose financial statements. The components of comprehensive income include net loss and the fair value adjustment on available-for-sale securities.

Fair Value of Financial Instruments

   The carrying value of the Company's financial instruments, including cash and cash equivalents, related party receivables, and accounts payable approximate fair value. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of obligations approximates fair value.

Segments

   The Company operates in one segment, using one measurement of profitability to manage its business. All long-lived assets are maintained in the United States.

Reclassification

   Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133" is effective for fiscal years beginning after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities and the adoption of these statements is not expected to have a significant impact on the Company's financial condition and results of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes that its current revenue recognition policy is in compliance with SAB 101.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25," which clarifies (a) the definition of an employee for purposes of applying opinion 25 (b) the criteria for determining

                              CURON MEDICAL, INC.

whether a plan qualifies as a non-compensatory plan (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation was effective July 1, 2000, with certain provisions effective earlier. FIN 44 did not have a significant impact on its financial statements.

NOTE 3--BALANCE SHEET COMPONENTS:

                                           December 31, 2000 December 31, 1999
                                           ----------------- -----------------
   Inventories:
   Raw material...........................    $  555,000        $  209,000
   Work-in-process........................       115,000               --
   Finished goods.........................       196,000           112,000
                                              ----------        ----------
                                                $866,000        $  321,000
                                              ==========        ==========


                                           December 31, 2000 December 31, 1999
                                           ----------------- -----------------
   Property and Equipment:
   Computer and office equipment..........    $  455,000        $  336,000
   Equipment..............................     1,278,000         1,072,000
   Furniture and fixtures.................       101,000            85,000
   Leasehold improvements.................       303,000           283,000
   Software...............................       215,000           158,000
   Construction in progress...............        43,000               --
                                              ----------        ----------
                                               2,395,000         1,934,000
   Less: Accumulated depreciation and
    amortization..........................      (998,000)         (476,000)
                                              ----------        ----------
                                              $1,397,000        $1,458,000
                                              ==========        ==========

                                             December 31, 2000 December 31, 1999
                                             ----------------- -----------------
   Accrued liabilities:
   Compensation and benefits................    $  481,000         $435,000
   Clinical trials..........................       307,000          194,000
   Professional fees........................       264,000           92,000
   Other accrued expenses...................       263,000          142,000
                                                ----------         --------
                                                $1,315,000         $863,000
                                                ==========         ========

NOTE 4--LONG-TERM DEBT:

Notes Payable

   The Company entered into an equipment line of credit in 1998. On February 18, 1999, the Company converted its equipment line of credit into a term debt agreement that was collateralized by the equipment purchased under the original line of credit and under substantially the same terms as the original agreement. No gain or loss resulted on this conversion. At December 31, 1999, the Company had $430,000 outstanding on this debt. Interest on the debt was at a rate of prime plus 2% per annum (10.5% at December 31, 1999). The Company was required to comply with certain financial covenants. Monthly payments began on March 18, 1999 and were to continue through February 2002. The debt was paid in full at the end of September 2000.

                              CURON MEDICAL, INC.

   The Company had a term loan with an outstanding balance at December 31, 1999 of $49,000. The note was collateralized by the Company's assets. Monthly payments of principal and interest were to continue through December 18, 2001, with interest at the prime rate plus 2% per annum. The note was paid in full at the end of September 2000.

Convertible Notes Payable

   On July 29, 1999, the Company issued 6% convertible promissory notes totaling $800,000 in exchange for cash. The notes were due on August 31, 1999. On August 31, 1999, the notes and accrued interest of $3,000 were converted into 535,698 shares of Series C Preferred Stock based on a conversion price of $1.50 per share.

   In May 2000, the Company received $11.045 million in cash and $45,000 in services in exchange for convertible notes due and payable in May 2005 with detachable warrants to purchase 568,917 shares of common stock. The notes, which were convertible into 2,107,000 shares of preferred stock and bore interest at 8% per annum, had a beneficial conversion feature associated with them. The value of the warrants and value of the notes (including the value of the beneficial conversion feature) were adjusted using their relative fair values to the face amount of the notes. The warrants were exercisable immediately and will expire in September 2005. Accordingly, the warrants were recorded at $2.10 million and the beneficial conversion feature was recorded at $8.99 million, both as additional paid-in capital and a discount on the notes. The discount associated with both the warrants and the beneficial conversion feature were amortized to interest expense; the warrant over the contractual life of the notes and the beneficial conversion feature over one year, the earliest conversion date. The total amount recorded as interest expense was $4,019,000 through September 2000.

   In September 2000, the notes were repaid and a loss on the early extinguishment of debt of $1,400,000 associated with the remaining unamortized balance of the warrant discount was recorded. Additionally, the original amount recorded as beneficial conversion feature was reversed, resulting in a gain on the early extinguishment of debt of $2,996,000. The net extraordinary gain associated with the early extinguishment of the debt was $1,596,000.

NOTE 5--COMMITMENTS AND CONTINGENCIES:

Leases

   The Company leases office space under noncancelable operating leases expiring in September 2003. Rent expense for the years December 31, 2000, 1999, and 1998 was $546,000, $406,000 and $144,000 respectively.

   At December 31, 2000, future minimum facility lease payments are as follows:

     2001............................................................ $  525,000
     2002............................................................    543,000
     2003............................................................    414,000
                                                                      ----------
                                                                      $1,482,000
                                                                      ==========

Commitment

   In October 1999, the Company entered into a mutual agreement to terminate an employment relationship with the former president and CEO. At the time of the agreement, the former president and CEO of the Company had approximately 706,000 common shares that were subject to repurchase by the Company. The agreement modified the repurchase rights to reduce the lapsing period. The 706,000 shares subject to repurchase were valued at $4.39 per share, with no future services expected to be performed. The Company also agreed to pay $310,000 over a period of 18 months. As a result, the Company recorded a total of $3.4 million in charges in 1999 related to this agreement.

                              CURON MEDICAL, INC.

Contingencies

   The Company is involved in routine legal and administrative proceedings that arise from the normal conduct of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the financial results or condition of the Company.

Development and Technology License Agreements

   In December 1998, the Company entered into a technology license agreement with Somnus Medical Technologies, Inc. granting the Company a license to manufacture, use or sell products based on licensed technology in exchange for 100,000 shares of the Company's Series A Preferred Stock valued at $175,000 and a one-time license fee. At the time of the licensing agreement, the Company believed that any knowledge gained would be useful in developing its new product, however, there were no alternative future uses (in other research and development projects or otherwise) as its product was still undergoing significant testing and development. Therefore, all amounts paid, including the value of the preferred shares, were included as a component of research and development expense in 1998. Additionally, the Company is obligated to make royalty payments tied to the Company's average selling price on licensed products.

   The technology agreement allows the Company to use the technology in a licensed field, as defined in the technology agreement, and gives the Company an irrevocable license to manufacture, have manufactured, use, offer to sell, sell and import Radio Frequency generators based on the licensed technology in the licensed field. The agreement expires on October 6, 2017.

   In February and April 2000, the Company entered into two separate licensing agreements for the use of proprietary radiofrequency technologies used in certain of the Company's products. The Company issued 86,000 shares of its common stock, valued at $831,000 on the date of the agreements, in exchange for the right to use the technologies. In addition, $73,000 was paid in conjunction with the licensed technology. As part of the February agreement, the Company is also required to pay a royalty on all revenues collected when the related licensed technology is part of the sold item. Such payments were not significant in 2000.

NOTE 6--CONVERTIBLE PREFERRED STOCK:

   At December 31, 2000, all previously issue convertible preferred stock had been converted into common stock in connection with the initial public offering in September 2000. At December 31, 1999, and immediately prior to conversion, the amounts of Series A, Series B and Series C convertible preferred stock outstanding were as follows:

                                       Shares Issued,                                    Amount Net of
                              Shares    Outstanding,                                       Issuance
                            Designated and Converted     Date of Issuance    Issue Price     Costs
                            ---------- -------------- ---------------------- ----------- -------------
   Series A................ 1,197,000    1,066,000    March to December 1998    $1.75     $ 1,850,000
   Series B................ 2,964,000    2,926,000    December 1998             $1.98       5,743,000
   Series C................ 5,985,000    5,605,000    August 1999               $2.63      14,095,000
                                         ---------                                        -----------
                                         9,597,000                                        $21,688,000
                                         =========                                        ===========

   At December 31, 2000, there were 5,000,000 authorized shares of preferred stock, none of which were issued or outstanding.

NOTE 7--COMMON STOCK:

   The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $.001 par value common stock. Certain of the shares issued are subject to a right of repurchase by the Company, which lapses over a three or four year period from the issuance date. At December 31, 2000, 1999, and 1998 there were 224,000, 771,000 and 923,000 shares subject to repurchase, respectively.

                              CURON MEDICAL, INC.

Common Stock Warrants

   During 1998, the Company issued warrants to purchase 67,000 shares of common stock, at prices ranging from $0.88 to $1.75 per share in connection with financing arrangements. The warrants were outstanding at December 31, 2000 and expire in 2005. The value of the warrants, determined using a Black-Scholes valuation model, was not material.

   In connection with a line of credit agreement in 1999 (Note 4), the Company issued a warrant to purchase 86,000 shares stock for $0.88 per share. The warrant expires in 2005. The aggregate value of the warrant of $120,000, determined using a Black-Scholes valuation model, was recorded as a discount to the related notes payable, and was expensed as interest expense over the life of the debt.

   In May 2000, the company issued warrants to purchase 568,917 shares of common stock in connection with convertible notes payable (Note 4). These warrants are exercisable immediately and expire in 2005. The value of the warrants, $2.1 million, was determined using the Black-Scholes option-pricing model (Note 4).

NOTE 8--STOCK OPTION PLANS AND OTHER EMPLOYEE BENEFITS:

Stock Option Plans

   During 1997, the Company adopted the 1997 Stock Plan (the "1997 Plan"). The 1997 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options ("NSO") may be granted to Company employees, officers, directors, and consultants. The Company reserved 2,679,000 of common stock for issuance under the 1997 Plan. The first options were issued in 1998. No further options will be granted under the 1997 Plan.

   The 2000 Stock Plan (the "2000 Plan") was adopted by the Board of Directors during the year and became effective on September 21, 2000. The terms of this plan are generally the same as under the 1997 Plan. A total of 2,000,000 shares of common stock have been reserved for issuance under the 2000 Plan, and the remaining 264,408 shares available for issuance under the 1997 Plan have been added to the 2000 Plan.

   Under both plans, options are granted for a period of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Options generally vest 25% one year from the vest start date and ratably over the next 36 months and expire 10 years from the date of grant.

Deferred Stock Compensation

   During the years ended December 31, 2000, 1999, and 1998, the Company issued stock options under the 1997 Plan at exercise prices, deemed by the Board of Directors at the date of grant to be equal to the fair value of the common stock. In anticipation of the Company's initial public offering, the Company has subsequently determined that, for financial statement purposes, the estimated value of its common stock was in excess of the exercise prices. Accordingly, the Company has recorded deferred stock compensation for stock options issued to both employees and non-employees.

                              CURON MEDICAL, INC.

   For stock options granted to employees (407,000 in 2000, 1,444,000 in 1999, and 390,000 in 1998), the difference, if any, between the exercise price of the stock options and the fair value of the Company's stock at the date of grant is recorded as deferred compensation on the date of grant. For stock options granted to non-employees, generally for future services (104,000 in 2000, 115,000 in 1999, and 148,000 in 1998), the fair value of the options, estimated using the Black-Scholes valuation model, is initially recorded as deferred stock compensation on the date of grant. As the non-employee fulfils the terms of the option grants, all relating to continued services to the Company, the Company revalues the remaining unvested options, with the change in fair value from period to period represented as an adjustment of compensation expense and deferred stock compensation.

   All deferred compensation charges are amortized over the service period, generally four years, using an accelerated model (FIN 28). Amortization of deferred stock compensation is as follows:

                                                   Years Ended December 31,
                                                 -----------------------------
                                                    2000       1999     1998
                                                 ---------- ---------- -------
   Amortization of stock-based compensation
     Cost of product sold....................... $  131,000 $      --  $   --
     Research and development...................    629,000  4,132,000  71,000
     Clinical and regulatory....................    174,000     96,000   7,000
     Sales and marketing........................    418,000     85,000     --
     General and administrative.................  1,343,000    554,000  19,000
                                                 ---------- ---------- -------
                                                 $2,695,000 $4,867,000 $97,000
                                                 ========== ========== =======

   Included in the 1999 research and development stock-based compensation is $3.1 million related to the modification of repurchase rights for 706,000 shares of common stock (Note 5).

   During 1999, the Company granted to certain employees and non-employees, options which were immediately exercisable into common stock, subject to repurchase by the Company based on the same remaining vesting schedule as the related option. Shares are subject to repurchase at the original option exercise price.

                                      2000                       1999                     1998
                            -------------------------- ------------------------- ----------------------
                              Shares       Weighted     Shares       Weighted    Shares     Weighted
                              under        average       under       average      under     average
                             options    exercise price  options   exercise price options exercise price
                            ----------  -------------- ---------  -------------- ------- --------------
   Beginning balance.......  1,982,000      $0.21        538,000      $0.18          --      $ --
     Granted...............    511,000       6.24      1,559,000       0.23      538,000      0.18
     Exercised............. (1,164,000)      2.45            --         --           --        --
     Cancelled.............    (46,000)      2.05       (115,000)      0.19          --        --
                            ----------      -----      ---------      -----      -------     -----
   Ending balance..........  1,283,000       2.83      1,982,000       0.21      538,000      0.18
                            ----------      -----      ---------      -----      -------     -----
   Exercisable at
    year-end...............    317,000      $0.20      1,074,000      $0.23       39,000     $0.18
                            ==========      =====      =========      =====      =======     =====

                              CURON MEDICAL, INC.

   The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows:

                                                                          Options Outstanding and
                          Options Outstanding                                   Exercisable
   -------------------------------------------------------------------------------------------------
                                   Weighted Average
   Actual Range of     Number    Remaining Contractual Weighted Average   Number    Weighted Average
   Exercise Prices   Outstanding     Life (Years)       Exercise Price  Exercisable  Exercise Price
   --------------    ----------- --------------------- ---------------- ----------- ----------------
   $ 0.18--$ 0.26       837,000           8.1               $0.20         313,000        $0.20
     0.61                86,000           9.0                0.61           4,000         0.61
     4.39               149,000           9.3                4.39             --           --
     7.00                42,000           9.9                7.00             --           --
   $11.84--$12.50       169,000           9.5               11.89             --           --
                      ---------           ---               -----         -------        -----
                      1,283,000           8.6               $2.83         317,000        $0.20
                      =========           ===               =====         =======        =====

Fair Value Disclosures

   The fair value of options granted was $7.44, $2.75, and $0.61, for fiscal years 2000, 1999, and 1998 respectively, estimated on the date of the grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                          2000    1999    1998
                                                         ------- ------- -------
   Risk-free interest rate..............................   6.30%   5.60%   5.30%
   Expected life........................................ 4 years 4 years 4 years
   Expected volatility..................................     85%     75%     75%
   Expected dividend yield..............................    0.0%    0.0%    0.0%

   As discussed in Note 2, the Company accounts for its stock-based compensation using the method prescribed by APB No. 25. Had the Company determined its stock-based compensation based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have been increased to the FAS 123 adjusted amounts indicated below:

                                             Year Ended December 31,
                                      ---------------------------------------
                                          2000          1999         1998
                                      ------------  ------------  -----------
   Net loss.......................... $(15,779,000) $(14,089,000) $(2,953,000)
                                      ------------  ------------  -----------
   Net loss--FAS 123 adjusted........ $(16,502,000) $(14,108,000) $(2,956,000)
                                      ------------  ------------  -----------
   Net loss per share--as reported
     Basic and diluted............... $      (2.27) $      (6.94) $     (2.01)
                                      ------------  ------------  -----------
   Net loss per share--FAS 123
    adjusted
     Basic and diluted............... $      (2.38) $      (6.95) $     (2.01)
                                      ------------  ------------  -----------

401(k) Savings Plan

   In October 1999, the Company began a 401(k) savings plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution plan intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate in the 401(k) Plan pursuant to the terms of the Plan. Contributions by the Company are discretionary and no contributions have been made by the Company for the years ended December 31, 2000 or 1999.

                              CURON MEDICAL, INC.

Employee Stock Purchase Plan

   Effective September 21, 2000, the Company adopted the 2000 Employee Stock Purchase Plan ("ESPP"). An initial 400,000 shares of common stock have been reserved for issuance under the ESPP. In addition, subject to the Board of Directors' discretion, on January 1, 2001 and on each anniversary thereafter, the aggregate number of shares reserved for issuances under the ESPP will be increased automatically by the lesser of: 500,000 shares, 1.5% of the outstanding shares of the Company's Common Stock, or a lesser amount determined by the Board of Directors.

   Under the ESPP, eligible employees may have up to 15% of their earnings withheld, subject to certain limitations, to be used to purchase shares of the Company's common stock. Unless the Board of Directors shall determine otherwise, each offering period provides for consecutive 24-month periods commencing on each May 1 and November 1, except that the first offering period commenced on September 21, 2000 and will end on May 1, 2002. Each offering period is comprised of four 6-month purchase periods, except for the first purchase period, which will be from September 21, 2000 to May 1, 2001. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of common stock on the commencement date of each offering period or the specified date. No shares have been purchased under the ESPP as of December 31, 2000.

NOTE 9--NET LOSS PER SHARE:

   Net loss per share is calculated as follows:

                                             Year Ended December 31,
                                      ---------------------------------------
                                          2000          1999         1998
                                      ------------  ------------  -----------
   Basic and diluted:
     Net loss........................ $(15,779,000) $(14,089,000) $(2,953,000)
                                      ------------  ------------  -----------
   Weighted average shares used in
    basic and diluted net loss per
    share............................    6,945,000     2,030,000    1,472,000
                                      ------------  ------------  -----------
   Net loss per share................ $      (2.27) $      (6.94) $     (2.01)
                                      ------------  ------------  -----------

   The Company has issued shares to employees that are subject to repurchase should an employee terminate employment with the Company. The shares vest monthly and the vesting periods range from 36 months to 48 months. Shares subject to repurchase are excluded from the average shares used in the calculation of basic and diluted net loss per share.

   Equity instruments that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share as their effect is antidilutive are as follows:

                                                       At December 31,
                                                ------------------------------
                                                  2000       1999      1998
                                                --------- ---------- ---------
   Unvested common shares (shares subject to
    repurchase)...............................    244,000    771,000   923,000
   Shares issuable upon exercise of stock
    options...................................  1,283,000  1,982,000   538,000
   Convertible preferred stock................        --   9,597,000 3,992,000
   Shares issuable upon exercise of warrants..    722,000    153,000   153,000
                                                --------- ---------- ---------
     Total....................................  2,249,000 12,503,000 5,606,000
                                                ========= ========== =========

                              CURON MEDICAL, INC.

NOTE 10--INCOME TAXES:

   Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2000.

   Deferred tax assets (liabilities) consist of the following (in thousands):

                                                              December 31,
                                                             -----------------
                                                              2000      1999
                                                             -------   -------
   Deferred Tax Assets
     Net operating loss carryforwards....................... $ 7,684   $ 2,932
     Capitalized start-up costs.............................   1,193     1,542
     Research and development and other tax credits.........     554       280
     Depreciation and amortization..........................     237       162
     Other..................................................     205       180
                                                             -------   -------
                                                               9,873     5,096
                                                             -------   -------
   Valuation Allowance......................................  (9,873)   (5,096)
                                                             -------   -------
   Net Deferred Tax Assets.................................. $   --    $   --
                                                             =======   =======

   Reconciliation of the statutory federal income tax to the Company's effective tax:

                                                              December 31,
                                                             -----------------
                                                              2000      1999
                                                             -------   -------
                                                             $         $
   Tax at federal statutory rate............................     (34)%     (34)%
   State, net of federal benefit............................      (3)%      (3)%
   Change in valuation allowance............................      30 %      37 %
   Stock based compensation.................................       6 %     --
   Amortization of warrants issued with debt................       1 %     --
                                                             -------   -------
                                                                   0 %       0 %
                                                             =======   =======

   As of December 31, 2000, the Company has a net operating loss carryforward of approximately $20.5 million for both federal and state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2013 for federal purposes and 2006 for state purposes.

   The Company has research and development credit carryforwards of approximately $356 thousand and $251 thousand for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2013. The California credit can be carried forward indefinitely.

   The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

                              CURON MEDICAL, INC.

NOTE 11--RELATED PARTY TRANSACTIONS:

   During the period from May 1, 1997 (date of inception) to December 9, 1998, the Company paid for various operating expenses for two privately held companies in which the founder of the Company is a shareholder. Amounts due to the Company at December 31, 2000, 1999, and 1998 net of allowance for doubtful accounts are reported as related party receivables and equal to $0, $0, and $262,000, respectively.

   In 1999, the Company entered into a three-year agreement with John Morgan, President and CEO of the Company, to loan him $8,500 per month as a reimbursement of housing costs. The total amount loaned under this arrangement at December 31, 2000 was $102,000 and is classified as a long-term related party note receivable on the balance sheet. The loan bears interest based on federal interest rates adjusted monthly, 6.2% at December 31, 2000, and is due in full at the end of the three-year term.

NOTE 12--QUARTERLY FINANCIAL DATA:

(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

   The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2000. In our opinion, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

                                 First   Second    Third   Fourth       Fiscal
                                Quarter  Quarter  Quarter  Quarter       Year
                                -------  -------  -------  -------     --------
   Net Sales
       2000.................... $    43  $   127  $   686  $   300(1)  $  1,156
       1999....................     --       --       --       --           --
   Gross Loss
       2000....................      23     (134)    (174)    (625)(1)     (910)
       1999....................     --       --       --       --           --
   Net Income before
     Extraordinary Item
       2000....................  (3,309)  (4,769)  (6,191)  (3,106)     (17,375)
       1999....................  (1,755)  (2,550)  (2,819)  (6,965)     (14,089)
   Net Loss
       2000....................  (3,309)  (4,769)  (4,595)  (3,106)     (15,779)
       1999....................  (1,755)  (2,550)  (2,819)  (6,965)     (14,089)
   Earnings per Share:
     Before Extraordinary Item
       2000....................   (1.49)   (1.75)   (1.38)   (0.17)       (2.27)
       1999....................   (0.88)   (1.21)   (1.41)   (3.48)       (6.94)
     Net Loss
       2000....................   (1.49)   (1.75)   (1.02)   (0.17)       (2.27)
       1999....................   (0.88)   (1.21)   (1.41)   (3.48)       (6.94)

--------
(1) includes the impact of our catheter recall in the fourth quarter of 2000 which reduced net sales by $115,000 and increased our gross loss and net loss by $242,000. See further discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

   Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A with respect to the 2001 Annual Meeting of Stockholders (the "Proxy Statement") and certain information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

   Certain of the information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1--Election of Directors" in the Proxy Statement.

   The executive officers of the Registrant, who are elected by the board of directors, are as follows:

             Name           Age                     Position
             ----           ---                     --------
   John W. Morgan..........  41 President, Chief Executive Officer and Director

   Alistair F. McLaren.....  60 Chief Financial Officer and Vice President of
                                 Finance and Administration

   David S. Utley, M.D.....  36 Chief Medical Officer

   Carol A. Chludzinski....  46 Vice President of Sales and Marketing

   John W. Gaiser..........  43 Vice President of Engineering, Research and
                                 Development

   Viorica Filimon.........  43 Vice President of Quality Affairs

   John W. Morgan. Mr. Morgan has served as our President and Chief Executive Officer and as a member of our board of directors since November 1999. From October 1997 to October 1999, Mr. Morgan worked as Chief Executive Officer at Epitope Inc., a manufacturer of medical devices and diagnostic products utilizing oral fluid technologies. From October 1996 to October 1997, Mr. Morgan was President of Regent Medical Products Group for London International Group, PLC, a manufacturer of latex medical products. From April 1983 to October 1996, Mr. Morgan worked at Baxter International, a large medical supply and distribution company, in various management positions including President of the MidAmerican Regional Company. He holds a B.S. degree in Public Administration and Economics from the University of Arizona.

   Alistair F. McLaren. Mr. McLaren has served as our Chief Financial Officer and Vice President of Finance and Administration since January 1998. From April 1994 to May 1998, Mr. McLaren was Co-President of NeoCon Associates, Inc., an interim management services company. During his tenure with NeoCon Associates, Inc., Mr. McLaren served at various times as General Manager of Advanced Closure Systems, Inc., a medical device company, Chief Financial Officer and Director of Operations of RITA Medical Systems, Inc., a manufacturer of radiofrequency devices, and President and Chief Operating Officer of Southern Pump and Tank, a construction company and SPATCO Environmental, Inc. Mr. McLaren is a member of the Institute of Chartered Accountants of Scotland.

   David S. Utley, M.D. Dr. Utley is a co-founder of the company. He has served as our Chief Medical Officer since July 1998. From October 1997 to July 1998, Dr. Utley was Medical Director of Somnus Medical Technologies, Inc., a manufacturer of medical devices for treatment of ear, nose and throat disorders. From June 1997 through June 1998, he was a fellow in plastic and reconstructive surgery at Stanford University

Medical Center. From June 1992 through June 1997, Dr. Utley was a resident of surgery at Stanford University Medical Center. Dr. Utley currently holds faculty positions at Stanford University Medical Center and the VA Palo Alto Health Care System. He received his M.D. from Harvard Medical School and holds a B.A. in Science/Arts from Pennsylvania State University.

   Carol A. Chludzinski. Ms. Chludzinski has served as our Vice President of Sales & Marketing since February 1999. From August 1995 to January 1999, Ms. Chludzinski was employed by VidaMed, Inc., a manufacturer of devices for treatment of urologic disorders, where she first served as Vice President of North American Sales and Worldwide Marketing and later as Senior Vice President, where she was responsible for reimbursement activities. From January 1995 to July 1995, Ms. Chludzinski was Director of Sales for Cybex, Inc., a manufacturer of products sold to hospitals and clinics. Ms. Chludzinski holds a B.A. in Liberal Arts from Chestnut Hill College.

   John W. Gaiser. Mr. Gaiser has served as our Vice President of Engineering, Research and Development since May 1998. From August 1991 to January 1998, Mr. Gaiser was Vice President of Research and Development for Medtronic Cardiorhythm Inc., a developer of devices for treatment of cardiac disorders. From May 1986 to July 1991, he was project group leader for Advanced Cardiovascular System Inc., a cardiovascular device company. From February 1981 until May 1986, Mr. Gaiser held senior engineering positions at Baxter International. Mr. Gaiser holds a B.S. in Mechanical Engineering from Purdue University.

   Viorica Filimon. Ms. Filimon has served as our Vice President of Quality Affairs since March 2000 and served as our Director of Quality Affairs from May 1999 to March 2000. From April 1998 to May 1999, Ms. Filimon was Director of Quality Assurance for EndoTex Interventional Systems Inc., an endovascular company. From September 1995 to January 1998, Ms. Filimon served as Quality Engineering Manager for Boston Scientific-Target Therapeutics Inc., a developer and manufacturer of cardiovascular devices. From January 1995 to September 1995, she served as a senior engineer for Toshiba America MRI, a medical imaging company. Ms. Filimon holds an M.S. in Electrical Engineering from Bucharest Polytechnic Institute and is certified by the American Society of Quality as a Certified Reliability Engineer, a Certified Quality Engineer, and a Certified Quality Auditor.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference to the information under the caption "Record Date and Stock Ownership" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (A) 1. Financial Statements

   The following Financial Statements of Curon Medical, Inc. and Report of PricewaterhouseCoopers LLP have been provided as Item 8, above:

   Report of PricewaterhouseCoopers LLP, Independent Accountants

   Balance Sheet at December 31, 2000 and 1999.

   Statement of Operations, for the years ended December 31, 2000, 1999, and 1998.

   Statement of Stockholders' Equity (deficit), for the years ended December 31, 2000, 1999, and 1998.

   Statement of Cash Flows, for the years ended December 31, 2000, 1999, and
1998.

   Notes to Financial Statements

   Quarterly Financial Data (unaudited)

      2. Financial Statement Schedules

   The financial statement schedule entitled "Valuation and Qualifying Accounts" is included at page 53 of this Form 10-K.

   All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

      3. Exhibits

  Refer to (c) below.

  (B) Reports on Form 8-K

   Curon was not required to and did not file any reports on Form 8-K during the three months ended December 31, 2000.

  (C) Exhibits

                                 EXHIBIT INDEX

  Exhibit
  Number                                Description
  -------                               -----------
  3.3(1)   Amended and Restated Certificate of Incorporation.
  3.4(1)   Bylaws of the Registrant.
  4.1(1)   Specimen common stock certificate of the Registrant.
           Form of Indemnification Agreement for directors and executive
 10.1(1)    officers.
 10.2(1)   1997 Stock Option Plan.
 10.3(1)   2000 Employee Stock Purchase Plan.
 10.4(1)   Series C Preferred Stock Purchase Agreement dated August 30, 1999 by and among the Registrant and the Purchasers named therein.
 10.5(1)   Amended and Restated Stockholder Rights Agreement dated August 30,
            1999 by and among the Registrant and certain stockholders.
 10.6(1)   Lease dated August 27, 1997 for office space located at 733 Palomar
            Avenue, Sunnyvale, California 94086.
 10.7(1)   Lease dated May 6, 1998 for office space located at 735 Palomar
            Avenue, Sunnyvale, California 94086.
 10.8(1)   2000 Stock Option Plan.
 10.9(1)   Sublease dated April 2, 1999 for office space located at 735 Palomar
            Avenue, Sunnyvale, California 94086.
 10.10(1)  Amendment to Lease, effective April 28, 1999, for office space located at 735 Palomar Avenue, Sunnyvale, California 94086.
 10.11(1)  Amended and Restated Loan and Security Agreement effective August
            12, 1998.
 10.14*(1) Technology license agreement between the Registrant and Somnus
            Medical Technologies, Inc. effective December 10, 1998.
 10.15(1)  Technology license agreement between the Registrant and University of Kansas Medical Research Institute effective February 2000.
 10.16(1)  Employment Agreement with John W. Morgan, President and Chief
            Executive Officer.
 23.1      Consent of Independent Accountants.
 24.1      Power of Attorney (see page 50).

--------
 * Confidential treatment has been requested for certain portions of this Exhibit.

(1) Filed as an Exhibit to Curon's Registration Statement on Form S-1 (File No. 333-37866) and incorporated herein by reference.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CURON MEDICAL, INC.

                                                   /s/ John W. Morgan
                                          By: _________________________________
                                                       John W. Morgan
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Morgan and Alistair F. McLaren, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Act of 1934, this report signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated:

             Signature                         Title                  Date
             ---------                         -----                  ----

      /s/ John W. Morgan            President, Chief Executive   March 30, 2001
 _________________________________   Officer and Director
          John W. Morgan             (Principal Executive
                                     Officer)

    /s/ Alistair F. McLaren         Chief Financial Officer      March 30, 2001
 _________________________________   and Vice President of
        Alistair F. McLaren          Finance and
                                     Administration (Principal
                                     Financial Officer)

      /s/ Michael Berman            Director                     March 30, 2001
 _________________________________
          Michael Berman

        /s/ Fred Brown              Director                     March 30, 2001
 _________________________________
            Fred Brown

       /s/ David I. Fann            Director                     March 30, 2001
 _________________________________
           David I. Fann

      /s/ Alan L. Kaganov           Director                     March 30, 2001
 _________________________________
          Alan L. Kaganov

  /s/ Robert F. Kuhling, Jr.        Director                     March 30, 2001
 _________________________________
      Robert F. Kuhling, Jr.

                      Report of Independent Accountants on
                         Financial Statement Schedules

To the Board of Directors of Curon Medical, Inc.

   Our audits of the financial statements referred to in our report dated February 15, 2001, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)2 on this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

San Jose, California
February 15, 2001

                                  Schedule II

                       Valuation and Qualifying Accounts

                 Years ended December 31, 2000, 1999, and 1998

                             (Dollars in Thousands)

                                   Balance at Additions
                                   beginning  charged to            Balance at
                                    of year    Earnings  Deductions end of year
                                   ---------- ---------- ---------- -----------
Allowance for Doubtful Accounts:
  December 31, 2000..............    $  --      $   15      $--       $   15
  December 31, 1999..............       --         --        --          --
  December 31, 1998..............       --         --        --          --
Reserve on Related Party Notes
 Receivable:
  December 31, 2000..............        73        --          9          64
  December 31, 1999..............       --          73       --           73
  December 31, 1998..............       --         --        --          --
Deferred Tax Valuation Allowance:
  December 31, 2000..............     5,096      4,777       --        9,873
  December 31, 1999..............     1,284      3,812       --        5,096
  December 31, 1998..............       --       1,284       --        1,284

                                 EXHIBIT INDEX

  Exhibit
  Number                             Description
  -------                            -----------
  3.3(1)   Amended and Restated Certificate of Incorporation.
  3.4(1)   Bylaws of the Registrant.
  4.1(1)   Specimen common stock certificate of the Registrant.
           Form of Indemnification Agreement for directors and executive
 10.1(1)    officers.
 10.2(1)   1997 Stock Option Plan.
 10.3(1)   2000 Employee Stock Purchase Plan.
 10.4(1)   Series C Preferred Stock Purchase Agreement dated August 30,
            1999 by and among the Registrant and the Purchasers named
            therein.
 10.5(1)   Amended and Restated Stockholder Rights Agreement dated August
            30, 1999 by and among the Registrant and certain
            stockholders.
 10.6(1)   Lease dated August 27, 1997 for office space located at 733
            Palomar Avenue, Sunnyvale, California 94086.
 10.7(1)   Lease dated May 6, 1998 for office space located at 735
            Palomar Avenue, Sunnyvale, California 94086.
 10.8(1)   2000 Stock Option Plan.
 10.9(1)   Sublease dated April 2, 1999 for office space located at 735
            Palomar Avenue, Sunnyvale, California 94086.
 10.10(1)  Amendment to Lease, effective April 28, 1999, for office space located at 735 Palomar Avenue, Sunnyvale, California 94086.
 10.11(1)  Amended and Restated Loan and Security Agreement effective
            August 12, 1998.
 10.14*(1) Technology license agreement between the Registrant and Somnus
            Medical Technologies, Inc. effective December 10, 1998.
 10.15(1)  Technology license agreement between the Registrant and
            University of Kansas Medical Research Institute effective
            February 2000.
 10.16(1)  Employment Agreement with John W. Morgan, President and Chief
            Executive Officer.
 23.1      Consent of Independent Accountants.
 24.1      Power of Attorney (see page 51).

--------
 * Confidential treatment has been requested for certain portions of this Exhibit.

(1) Filed as an Exhibit to Curon's Registration Statement on Form S-1 (File No. 333-37866) and incorporated herein by reference.