Form 10-Q
period 2001-03-31
CURON MEDICAL INC
filed 2001-05-15
CIK 1114365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                      OR


[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________. TO
     ______________.


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X
                                             ---

As of May 15, 2001, 19,477,302 shares of the Registrant's Common Stock were outstanding.

                              CURON MEDICAL, INC.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                            Page
------------------------------                                            ----

Item 1.    Financial Statements (unaudited)

           Condensed Balance Sheets as of
           March 31, 2001 and December 31, 2000........................    3

           Condensed Statements of Operations for the
           Three month periods ended March 31, 2001 and 2000...........    4

           Condensed Statements of Cash Flows for the
           Three month periods ended  March 31, 2001 and 2000..........    5

           Notes to Financial Statements...............................    6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............    9

Item 3.    Quantitative and Qualitative Disclosures of
           Market Risk.................................................   22


PART II.  OTHER INFORMATION
---------------------------

Item 2.    Changes in Securities and Use of Proceeds...................   22


Item 6.    Exhibits and Reports on Form 8-K............................   23

Signatures.............................................................   24

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  FINANCIAL STATEMENTS

                              CURON MEDICAL, INC.
                           Condensed Balance Sheets
                                  (Unaudited)
                                (In thousands)

                                                                                March 31, 2001           December 31, 2000
                                                                                --------------           -----------------
Assets
Current assets:
        Cash and cash equivalents                                                  $ 15,253                    $ 16,759
        Marketable securities                                                        27,727                      22,447
        Accounts receivable, net of allowance for doubtful accounts
          of $20 and $15, respectively                                                  844                         259
        Inventories, net                                                              1,176                         866
        Related party notes receivable, net                                               -                         250
        Prepaid expenses and other current assets                                       861                         969
                                                                                -----------               -------------
        Total current assets                                                         45,861                      41,550

Long term investments                                                                 5,841                      12,882
Related party note receivable                                                           278                         102
Property and equipment, net                                                           1,502                       1,397
Intangible assets, net                                                                  472                         584
Other assets                                                                             91                         102
                                                                                -----------               -------------
        Total assets                                                               $ 54,045                    $ 56,617
                                                                                ===========               =============

Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable                                                              $ 369                       $ 319
        Accrued liabilities                                                           1,104                       1,315
                                                                                -----------               -------------
        Total current liabilities                                                     1,473                       1,634

Other liabilities                                                                        58                          53
                                                                                -----------               -------------
        Total liabilities                                                             1,531                       1,687
                                                                                -----------               -------------

Stockholders' equity:
        Common stock                                                                     19                          19
        Additional paid-in capital                                                   90,190                      90,149
        Deferred stock compensation                                                  (2,038)                     (2,451)
        Accumulated deficit                                                         (35,822)                    (32,862)
        Accumulated other comprehensive income                                          165                          75
                                                                                -----------               -------------
        Total stockholders' equity                                                   52,514                      54,930
                                                                                -----------               -------------
        Total liabilities and stockholders' equity                                 $ 54,045                    $ 56,617
                                                                                ===========               =============

                See accompanying notes to financial statements

                              CURON MEDICAL, INC.
                      Condensed Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                             For the Three Months Ended
                                                                      March 31, 2001          March 31, 2000
                                                                      ---------------         ---------------
Revenues                                                                    $  1,218                 $    43
Cost of goods sold                                                             1,299                      23
                                                                           ----------               ---------

Gross profit (loss)                                                              (81)                     20
                                                                           ----------               ---------

Operating expenses:
      Research and development                                                   743                   1,756
      Clinical and regulatory                                                    490                     410
      Sales and marketing                                                      1,323                     339
      General and administrative                                               1,124                     929
                                                                           ----------               ---------

Total operating expenses                                                       3,680                   3,434
                                                                           ----------               ---------

Operating loss                                                                (3,761)                 (3,414)

Interest income                                                                  801                     114
Interest expense                                                                   -                      (9)
                                                                           ----------               ---------

Net loss                                                                    $ (2,960)                $(3,309)
                                                                           ==========               =========


Net loss per share, basic and diluted                                       $  (0.16)                $ (1.49)
                                                                           ==========               =========

Shares used in computing net loss per share,
      basic and diluted                                                       18,690                   2,222
                                                                           ==========               =========

              See accompanying notes to the financial statements

                              CURON MEDICAL, INC.
                      Condensed Statements of Cash Flows
                           (Unaudited, in thousands)

                                                                                       For the Three Months Ended
                                                                                 March 31, 2001          March 31, 2000
                                                                                 --------------          --------------
Cash Flows From Operating Activities
Net loss                                                                           $ (2,960)                 $ (3,310)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                     178                        37
      Amortization of acquired technology                                               112                        25
      Amortization of stock-based compensation                                          437                     1,109
Changes in current assets and liabilities:
      Accounts receivable, net                                                         (585)                      (16)
      Inventories                                                                      (310)                      (56)
      Prepaid expenses and other current assets                                         108                       (56)
      Other assets                                                                       11                       (12)
      Accounts payable                                                                   50                      (253)
      Accrued liabilities                                                              (211)                     (221)
      Other long-term liabilities                                                         5                         -
                                                                                  ---------                 ---------
               Net cash used in operating activities                                 (3,165)                   (2,753)
                                                                                  ---------                 ---------
Cash Flows From Investing Activities
Purchase of property and equipment                                                     (283)                      (16)
Purchase of marketable securities                                                   (13,326)                        -
Proceeds from maturities of marketable securities                                    15,177                         6
                                                                                  ---------                 ---------
Net cash provided by (used in) investing activities                                   1,568                       (10)
                                                                                  ---------                 ---------
Cash Flows From Financing Activities
Principal payments on notes payable                                                       -                       (54)
Net (payments) proceeds from related party notes receivable                              74                       (27)
Proceeds from exercise of stock options                                                  17                       231
                                                                                  ---------                 ---------
               Net cash provided by financing activities                                 91                       150
                                                                                  ---------                 ---------
Net increase in cash and cash equivalents                                            (1,506)                   (2,613)
Cash and cash equivalents at beginning of period                                     16,759                     7,988
                                                                                  ---------                 ---------
Cash and cash equivalents at end of period                                         $ 15,253                  $  5,375
                                                                                  =========                 =========
Supplemental Disclosure of Non-Cash Investing and Financing Information
Deferred stock based compensation                                                  $     24                  $  1,654
Issuance of common stock in exchange for intangible assets                         $      -                  $    493

              See accompanying notes to the financial statements

                              CURON MEDICAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Unaudited)

March 31, 2001

NOTE 1.  The Company and Summary of Significant Accounting Policies

The Company
Curon Medical, Inc. (the "Company") was incorporated in the State of Delaware on May 1, 1997. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

Basis of Presentation
The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

These condensed financial statements should be read in conjunction with the audited financial statements as included in the Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

Marketable Securities
Marketable securities consist primarily of highly liquid debt securities and commercial paper purchased with a remaining maturity at the date of purchase greater than three months. Marketable securities are classified as available-for-sale securities and are stated at market value with any temporary difference between an investment's amortized cost and its market value recorded as a separate component of stockholders' equity until such gains or losses are realized. Gains or losses on the sales of securities are determined on a specific identification basis. At March 31, 2001, an unrealized gain of $165,000 was recorded.

NOTE 2.  Net Loss Per Share
Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the period (19,241,000 and 2,974,000 shares at March 31, 2001, and 2000, respectively) excluding those shares that are subject to repurchase (551,000 and 752,000 shares at March 31, 2001 and 2000, respectively). Diluted net loss per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, warrants, and common stock subject to repurchase (calculated using the treasury stock method). Equity instruments that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share as their effect is antidilutive are as follows (in thousands):

                                                             March 31, 2001     March 31, 2000
                                                             --------------     --------------
Unvested common shares (shares subject to repurchase)              487                 716
Shares issuable upon exercise of stock options                   1,605               1,243
Conversion of convertible preferred stock                                            9,597
Shares issuable upon exercise of warrants                          569                 153
                                                             -------------      --------------
Total                                                            2,661              11,709
                                                             =============      ==============

Revenue Recognition
The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue from product sales is recognized on product shipment against a valid purchase order provided no significant obligations remain and collection of the receivables is deemed probable for both sales of control modules and catheters. Revenues for extended warranty contracts are recognized over the extended warranty period. To date, post-sale customer support and training has not been significant.

The Company may sell products under a purchase commitment, with delivery of the control module at inception of the contract and catheters generally delivered over a period of six months. Revenue for the control module is deferred until all catheters under the contract have been purchased, at which time title to the control modules passes and revenue is recognized. Revenue on the catheters is recognized upon shipment at an amount representing their fair value based on verifiable objective evidence of such.

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

NOTE 3.  Inventories

Inventories consisted of the following (in thousands):

                            March 31, 2001    December 31, 2000
                            --------------    -----------------
Raw material                $          701    $             555
Work-in-process                        145                  115
Finished goods                         330                  196
                            --------------    -----------------
                            $        1,176    $             866
                            ==============    =================

NOTE 4.  Deferred Stock Compensation

Stock-based compensation included in the Condensed Statements of Operations is as follows (in thousands):

                                          Three Months Ended
                                  -----------------------------------
                                        March 31,          March 31,
                                             2001               2000
                                  ----------------   ----------------
Cost of goods sold                $            29    $             -
Research and development                       74                585
Clinical and regulatory                        42                 62
Sales and marketing                           107                 46
General and administrative                    185                416
                                  ----------------   ----------------
                                  $           437    $         1,109
                                  ================   ================

Note 5.   Related Party Transaction

In January 2001, the Company entered into a promissory note agreement with an officer of the Company. The note bears interest at a rate of 6% per annum and principal and interest are payable in January 2003. The note is collateralized by shares of the Company's common stock that are held by the officer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

     The information set forth below contains forward-looking statements (designated by an *), and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results."

Overview

     We were incorporated in May 1997. Business activities before January 1998 were negligible. In 1998, our primary activity was developing the Curon Control Module and Stretta Catheter for the treatment of GERD. Until December 31, 2000 we were in the development stage and until that time, we had devoted substantially all of our efforts to developing our products and raising capital.

     In early 1999, we began a multi-center clinical trial of the Stretta System in the United States. We also developed our manufacturing capability to support the production of Stretta Catheters and Curon Control Modules for the clinical trial. Based on the data acquired in the trial, we submitted a 510(k) notification to the FDA in January 2000 for clearance to market the Stretta System for treatment of GERD. We received 510(k) clearance in April 2000. In May 2000, we launched the Stretta System commercially at Digestive Disease Week, a large gastroenterology professional conference. Also, in May 2000, we initiated a randomized controlled trial of the Stretta System, the active clinical portion of which was completed in the quarter ended March 31, 2001. We expect data collection efforts to be completed and the results of this trial published by the end of 2001.*

     In April 1999, we began developing the Secca System for the treatment of fecal incontinence. In November 1999, we conducted a 10-patient human clinical pilot study outside the United States and, in July 2000, we began a U.S. multi-center clinical trial of the Secca System under an Investigational Device Exemption. This trial has now been completed and by the fourth quarter of 2001 we intend to submit a 510(k) to the FDA supported by the results of the trial or, if required by the FDA, a PMA supported by these results*.

     We generally recognize revenue upon shipment of products to end-use customers. To date, we have generated limited revenues. Our revenues are and will be derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter*. We intend that disposables will form the basis of a recurring revenue stream and intend to price catheters, at high volumes, to generate greater margins than generators*. We expect the percentage of revenue from disposables to increase over time as our installed base of generators grows*.

     In December 2000, we initiated a voluntary recall of certain lots of Stretta catheters in which there was a slight risk of insufficient bonding between the handle and the shaft of the catheter. In total, 278 catheters in the affected lots had been shipped to customers of which 81 had been used prior to the recall. There were no adverse patient events linked with the affected lots. The manufacturing instructions for the assembly of the shaft to the handle were immediately corrected and production recommenced. As of March 31, 2001, all affected catheters had been recalled and replaced. Although the recall adversely impacted our ability to supply product in December of 2000, we were able to start replacing recalled catheters almost immediately and, since the beginning of this year, have regained the ability to supply catheters from stock.

     Initially, we are focusing our sales efforts in the United States through a direct sales force. In international markets, we expect to rely primarily on third-party distributors*. In November 2000, we incorporated a subsidiary company in Belgium to support European distributors' sales, marketing and clinical efforts and hired a European manager. At May 1, 2001, this subsidiary had three employees. We do not expect this number to increase significantly in 2001.* During the quarter just ended, we entered into distribution agreements in Belgium, the Netherlands, Germany, Italy and Greece. Our first shipments to these distributors occurred in April 2001. We do not expect to achieve significant revenues from Europe before 2002.* Our gross margins on sales through international third-party distributors are and are expected to continue to be lower than our gross margins on U.S. sales as a result of distributor discounts.

     Our costs of revenues represent the cost of producing generators and disposable devices. We also license a technology used in the generators that we sell. In addition to the up-front payment to license the technology, we are required to pay licensing fees based on the sales price of the units. There are no additional expected costs to be incurred as part of the licensing agreement. We believe that there are alternative technologies that could be utilized should we choose to do so. Research and development expenses consist primarily of personnel costs, professional services, patent application costs, materials, supplies and equipment. Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Sales and marketing expenses consist of personnel costs, advertising, public relations and attendance at selected medical conferences. General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. Through March 31, 2001, we recorded limited product sales while incurring cumulative net losses of $35.8 million. In addition to increasing expenditures related to the continuing selling activities of the Stretta System, we anticipate that our expenses will increase as we continue to develop new products, conduct clinical trials, commercialize our products and acquire additional technologies as the opportunities arise*. As a result, we expect our operating expenses and net losses to increase*.

     We grant stock options to hire, motivate and retain employees and non-employee consultants. With respect to these stock options, we may record deferred stock compensation. For stock options granted to employees, the difference between the exercise price of the stock options and the fair value of our stock at the date of grant is recorded as deferred compensation on the date of grant. For stock options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model, is initially recorded on the date of grant. As the non-employee options become exercisable, we revalue the remaining unvested options, with the change in fair value from period to period represented as change in the deferred compensation charge.

     We are amortizing these amounts in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" (FIN 28). As a result of stock options granted through March 31, 2001, we recorded $10.1 million in deferred stock compensation, including $3.1 million related to the modification of stock repurchase rights resulting from a mutual agreement to terminate our employment relationship with our former president and CEO extending the repurchase right 18 months to April 2001. Unamortized stock based compensation of approximately $2.0 million remained as of March 31, 2001.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 and 2000

Revenue

     In the three months ended March 31, 2001, we generated $1.2 million in revenues from the sale of generators and catheters to customers in the United States. Commercial shipments began in June 2000.

Cost of goods sold

     In the three months ended March 31, 2001, the cost of goods sold was $1.3 million, of which approximately $600,000 represented excess manufacturing capacity.

Research and development expenses

     Research and development expenses were $743,000 in the three months ended March 31, 2001 and $1.8 million in the three months ended March 31, 2000. Amortization of stock-based compensation accounted for $74,000 in the three months ended March 31, 2001 and $585,000 in the three months ended March 31, 2000. Additionally in the first three months of 2000 we spent $550,000 for preparing the Stretta Catheter for commercial manufacturing.

Clinical and regulatory expenses

     Clinical and regulatory expenses were $490,000 in the three months ended March 31, 2001 and $410,000 in the three months ended March 31, 2000. Amortization of stock-based compensation accounted for $42,000 in the three months ended March 31, 2001 and $62,000 in the three months ended March 31, 2000. The remaining increase in spending in 2001 over 2000 was due to hiring additional clinical personnel and the costs involved in the U.S. Secca trial and collecting data from the Stretta randomized control trial.

Sales and marketing expenses

     Sales and marketing expenses were $1.3 million in the three months ended March 31, 2001 and $339,000 in the three months ended March 31, 2000. Amortization of stock-based compensation accounted for $ 107,000 in the three months ended March 31, 2001 and $46,000 in the three months ended March 31, 2000. The remaining increase in spending in 2001 over 2000 was primarily due to an increase in expenditures for field sales and clinical support personnel, public relations designed to heighten awareness for our product within the physician community, and activities to promote reimbursement for our products.

General and administrative expenses

     General and administrative expenses were $1.1 million in the three months ended March 31, 2001 and $ 929,000 in the three months ended March 31, 2000. Amortization of stock-based compensation accounted for $185,000 in the three months ended March 31, 2001 and $416,000 in the three months ended March 31, 2000. The remaining increase in spending in 2001 over 2000 was primarily due to increased personnel costs as our company expanded and the higher cost investor relations relating to being a publicly held company, including legal, accounting, insurance and investor relations.

Interest Income and Expense

     During the three months ended March 31, 2001 compared to the three months ended March 31, 2000, interest income increased by $687,000 primarily as a result of increased earnings on interest bearing marketable securities.

     Interest expense for the three months ended March 31, 2001 and March 31, 2000 decreased by $9,000 to zero.

Income taxes

     As a result of our net losses, we did not incur any income tax obligations in either the three months ended March 31, 2001 or the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations and capital investments from proceeds from our initial public offering completed in September 2000 totaling $55.0 million, from the partial exercise of the underwriter's overallotment provision totaling $5.2 million, from the private sale of equity securities totaling $22.0 million, the issuance of convertible notes totaling $11.8 million and from bank equipment line financing totaling $780,000. At March 31, 2001, we had $44.4 million in working capital and our primary source of liquidity was $43.0 million in cash and cash equivalents and marketable securities. In addition, we had $5.8 million invested in long term securities at that date.

     Cash used in operating activities was $3.2 million in the three months ended March 31, 2001, which consisted of a net loss adjusted for noncash items of $2.2 million, partially offset by increases in accounts receivable and inventories of $895,000 and decreases in accrued liabilities of $211,000.

     Cash provided by investing activities amounted to $1.6 million in the three months ended March 31, 2001, which consisted of net sales of marketable securities of $1.9 million, offset by expenditures for property and equipment of $283,000. As of March 31, 2001, we had no material commitments for capital expenditures.

     Cash provided by financing activities was $91,000 in the three months ended March 31, 2001, of which $17,000 was received from the exercise of stock options and $74,000 was the net proceeds of related party notes receivable transactions.

     We expect to acquire additional capital equipment on an ongoing basis as we add staff, increase capacity and improve capabilities. We have not planned any significant capital expenditures during fiscal 2001. We expect that our existing capital resources and interest income will enable us to maintain current and planned operations through at least the next 12 months. In the event that we require additional funding at any point in the future, we will seek to raise such additional funding from other sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

Factors That May Affect Future Results

We may never achieve or maintain significant revenues or profitability.

     We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $3.0 million in 1998, $14.1 million in 1999, $15.8 million in 2000 and $ 3.0 million for the three months ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of approximately $35.8 million. We have generated limited revenues from the sale of our products, and it is possible that we will never generate significant revenues from product sales in the future. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next two years and these losses may increase*. It is possible that we will never achieve profitable operations.

The Stretta System is our only marketed product. If physicians do not adopt our Stretta System, we will not achieve future sales growth.

     We commercially introduced our Stretta System, which consists of a radiofrequency generator and a disposable handheld device, in May 2000. We are highly dependent on Stretta System sales because we anticipate that the Stretta System will account for substantially all our revenue through at least 2001*. To achieve increasing sales, our product must gain recognition and adoption by physicians who treat gastrointestinal disorders. The Stretta System represents a significant departure from conventional GERD treatment methods. We believe that physicians will not use our Stretta System unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that the Stretta System provides an effective and attractive alternative to conventional means of treatment for GERD. Currently, there is one peer-reviewed journal article, limited peer-reviewed clinical reports and short-term clinical follow-up data on our Stretta System. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. If physicians do not adopt our Stretta System, we may never achieve significant revenues or profitability.

If the effectiveness and safety of our products are not supported by long-term data, our sales could decline and we could be subject to liability.

     If we do not produce clinical data supported by the independent efforts of clinicians, our products may never be accepted. We received clearance from the FDA for the use of the Stretta System to treat GERD based upon the study of 47 patients. Safety and efficacy data presented to the FDA for the Stretta System was based on six-month follow-up studies on 44 of these patients. Although the twelve-month follow-up data supports the six-month data, we may find that data from longer-term patient follow-up studies is inconsistent with those indicated by our relatively short-term data. However, if longer-term patient studies or clinical experience indicate that treatment with the Stretta System does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our sales could decline and we could be subject to significant liability. Further, we may find that our data is not substantiated in studies involving more patients, in which case we may never achieve significant revenues or profitability.

     Our clinical studies of the Secca System are in the early stages. The Secca System has undergone a 10-patient pilot study. You should not draw any conclusion about the safety or efficacy of the Secca System based upon data from the pilot study because this study involved only a small patient group. The FDA approved our application to conduct a U.S. multi-center clinical study, which we began in July 2000. In May 2001, we expect to complete the U.S. clinical trial of the Secca System, and to submit to the FDA the results thereof during the fourth quarter of 2001. If patient studies or clinical experience do not meet our expectations regarding the benefits of the Secca System, we may not obtain regulatory clearance or approval to sell the product and our expected revenues from this product may never materialize.

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

If health care providers are not adequately reimbursed for the procedures that use our products, or for the products themselves, we may never achieve significant revenues.

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

     The market for the treatment of GERD is dominated by companies that have well-established products, reputations and resources. We primarily compete with large pharmaceutical companies such as AstraZeneca, Takeda Abbott Pharmaceuticals and Merck, which collectively generate over $6 billion in annual U.S. revenues from sales of medication for the treatment of GERD symptoms. We also compete with large medical device companies such as Johnson & Johnson/Ethicon, which makes instrumentation for fundoplication surgery, and C.R. Bard, which has recently received FDA clearance for an endoscopic suturing device for the treatment of GERD. Boston Scientific has recently signed an agreement with Enteric to market a liquid polymer that is injected into the lower esophageal sphincter for the treatment of GERD.

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

     We have limited sales and marketing experience. As of May 1, 2001, we relied on 13 direct sales employees to sell our Stretta System in the United States. We must manage and expand this sales team over the next 24 months to achieve our market share and revenue growth goals*. Since we have only recently launched the Stretta System, our sales force has little experience marketing the product, and we cannot predict how successful they will be in selling the product. There are significant risks involved in building and managing our sales force and marketing our products, including our:

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

     We currently have a total of four distribution agreements: one each in Germany, Italy and Greece and one covering sales in the region of Belgium, the Netherlands and Luxembourg (Benelux). If we fail to adequately build and manage our domestic and foreign sales force, or to effectively market and distribute our products domestically and internationally, then our revenues and our profitability will be materially and negatively impacted.

We have limited experience manufacturing our products in commercial quantities, which could adversely impact the rate at which we grow.

     Because we have only limited experience in manufacturing our products in commercial quantities, we may encounter unforeseen situations that could result in delays or shortfalls. For example, in December 2000 we voluntarily recalled certain of our catheters because of a manufacturing issue. We may encounter difficulties manufacturing our products for the following additional reasons:

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

     Although we believe that our current manufacturing facility will be adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand our manufacturing facilities to begin large-scale manufacturing*. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our Stretta System. Our inability to successfully manufacture or commercialize our devices could have a material adverse effect on our product sales.

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

     Since February, 2001, we have entered into a total of four distribution agreements: one each in Germany, Italy and Greece and one covering sales in the region of Belgium, the Netherlands, and Luxembourg (Benelux). We are training these distributors and only began selling our products in international markets in April 2001. To successfully market our products internationally, we must address many issues with which we have little or no experience. We have obtained regulatory clearance to market the Stretta System in the European Union and Australia, but we have not obtained any other international regulatory approvals for other markets or products. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, although contracts already signed with European distributors specify payment in U.S. dollars, future international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in foreign countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

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

     The development, manufacture and sale of medical products involve a significant risk of product liability claims. The use of any of our products may expose us to liability claims, which could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us. We maintain product liability insurance at coverage levels which we believe to be commercially acceptable; however, there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on the same or substantially similar terms, or at all. We reevaluate annually whether we need to obtain additional product liability insurance. Even if we obtain additional product liability insurance there can be no assurance that a lawsuit would not have a material adverse effect on our business, financial condition, and results of operations. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry any insurance.

We have limited protection for our intellectual property. If our intellectual property does not sufficiently protect our products, third parties will be able to compete against us more directly and more effectively.

     As of May 1, 2001, we had 24 issued or allowed U.S. patents and 41 pending U.S. patent applications. We also had 13 issued U.S. patents and 19 pending U.S. patent applications licensed in from third-parties. We rely on patent, copyright, trade secret and trademark laws to protect our products, including our Stretta Catheter and our Curon Control Module, from being duplicated by competitors. However, these laws afford only limited protection. Our patent applications and the notices of allowance we have received may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Patents we have obtained and may obtain in the future may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights do not adequately protect our commercial products, our competitors could develop new products or enhance existing products to compete more directly and effectively with us and harm our product sales and market position.

     Because, in the United States, patent applications are secret unless and until issued as patents, or corresponding applications are published in other countries, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to file patent applications for such inventions. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty, may also be necessary to enforce patent or other intellectual property rights or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that we will have the financial resources to defend our patents from infringement or claims of invalidity.

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

     Our license with Somnus allows us to manufacture and sell our products using their radiofrequency generator technology. Somnus has announced that it has reached a definitive merger agreement with Gyrus Group PLC, a public limited company incorporated and existing under the laws of England and Wales. If this merger is consummated our license agreement may be modified or terminated. In addition, the University of Kansas license allows us to apply radiofrequency energy to tissue. To the extent these licensed interests become jeopardized through termination or material breach of the license agreements, our operations may be harmed. We may have to develop new technology or license other technology. We cannot provide any assurance that we will be able to develop such technology or that other technology will be available for license. Even if such technology is available, we may experience delays in our manufacturing as we transition to a different technology.

If we are unable to attract and retain qualified personnel, we will be unable to expand our business.

     We believe our future success will depend upon our ability to successfully manage our growth, including attracting and retaining engineers and other highly skilled personnel. Our employees are at-will employees and, with the exception of our chief executive officer, are not subject to employment contracts. The loss of services of one or more key employees could materially adversely affect our growth. In addition, hiring qualified management and technical personnel will be difficult due to the intense competition for qualified professionals within the medical device industry. In the past, we have experienced difficulty in recruiting qualified personnel. Failure to attract and retain personnel, particularly management and technical personnel, would materially harm our ability to grow our business rapidly and effectively.

Our directors, executive officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

     Our officers, directors and principal stockholders holding more than 5% of our common stock together control approximately 62% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

     We invest our excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of eighteen months or less when acquired with an average maturity date of less than three months. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

PART II  -  OTHER INFORMATION
-----------------------------

Item 2.  Changes in Securities and Use of Proceeds

     On September 26, 2000, we completed the sale of 5,000,000 shares of our common stock at a per share price of $11.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-37866), which the United States Securities and Exchange Commission declared effective on September 21, 2000. On October 24, 2000, we completed the sale of an additional 475,000 shares of our common stock at a per share price of $11.00 pursuant to the exercise of the over-allotment option by the underwriters. Of the approximately $54.8 million in net offering proceeds, through March 31, 2001, we have used approximately $12.0 million for the repayment of debt and accrued interest, $1.3 million for research and development, $2.2 million for the manufacture of products, $1.1 million for clinical expense and reimbursement efforts, $1.0 million for sales and marketing initiatives to support the commercialization of the Stretta System and $3.0 million for general corporate purposes.

     All amounts represent estimates of direct or indirect payments of amounts to third parties. Other than a $150,000 loan rate to David S. Utley, M.D., our Chief Medical Officer, which has a two year maturity date, no amounts were paid directly or indirectly for the above purposes to directors of officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company, other than amounts related to the repayment of debt and accrued interest, which amounts matured less than one year from the date of issuance. The use of proceeds described above do not represent a material change in the use of proceeds describe in the Offering prospectus.

Item 6.  Exhibits and Reports on Form 8-K

     (a) 10.17 Security Agreement with David S. Utley, Chief Medical Officer.

     (b) There were no reports on Form 8-K during the quarter ended March 31, 2001.

                              CURON MEDICAL, INC.
                              -------------------

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CURON MEDICAL, INC.
                                                 (Registrant)




Date: May 15, 2001                 By:  /s/ John W. Morgan
                                   ---------------------------
                                   John W. Morgan
                                   President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



                                   By: /s/ Alistair F. McLaren
                                   ------------------------------
                                   Alistair F. McLaren
                                   Vice President of Finance
                                   Chief Financial Officer and Chief
                                   Information Officer
                                   (Principal Financial Officer)