Form 10-Q
period 2001-06-30
CURON MEDICAL INC
filed 2001-08-14
CIK 1114365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                      OR


[ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________. TO
                                ______________.


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

 As of August 14, 2001, 19,541,189 shares of the Registrant's Common Stock were outstanding.

                              CURON MEDICAL, INC.
                                     INDEX

PART I.  FINANCIAL INFORMATION                                            Page
------------------------------                                            ----
Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheets as of
          June 30, 2001 and December 31, 2000...........................    3

         Condensed Statements of Operations for the
          three month and six month periods ended
          June 30, 2001 and 2000........................................    4

         Condensed Statements of Cash Flows for the
          six month periods ended June 30, 2001 and 2000................    5

         Notes to Financial Statements..................................    6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................    9

Item 3.  Quantitative and Qualitative Disclosures of
          Market Risk...................................................   23


PART II. OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds......................   23

Item 3.  Legal Proceedings..............................................   24

Item 4.  Submission of Matters to a Vote of Security Holders............   24

Item 6.  Exhibits and Reports on Form 8-K...............................   24

Signatures..............................................................   25

PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                              CURON MEDICAL, INC.
                     Condensed Consolidated Balance Sheets
                           (Unaudited, in thousands)

                                                                           June 30, 2001                       December 31, 2000
                                                                     --------------------                 ----------------------

Assets
Current assets:
      Cash and cash equivalents                                      $              9,368                 $               16,759
      Marketable securities                                                        32,988                                 22,447
      Accounts receivable, net of allowance for
      doubtful accounts of $20 and $15, respectively                                  514                                    259
      Inventories, net                                                              1,653                                    866
      Related party notes receivable, net                                              69                                    250
      Prepaid expenses and other current assets                                       831                                    969
                                                                     --------------------                 ----------------------
      Total current assets                                                         45,423                                 41,550

Long term investments                                                               2,332                                 12,882
Related party notes receivable                                                        303                                    102
Property and equipment, net                                                         1,434                                  1,397
Intangible assets, net                                                                359                                    584
Other assets                                                                           92                                    102
                                                                     --------------------                 ----------------------
      Total assets                                                   $             49,943                 $               56,617
                                                                    =====================                =======================
Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                               $                243                 $                  319
      Accrued liabilities                                                             966                                  1,315
                                                                     --------------------                 ----------------------
      Total current liabilities                                                     1,209                                  1,634

Other liabilities                                                                      58                                     53
                                                                     --------------------                 ----------------------
      Total liabilities                                                             1,267                                  1,687
                                                                     --------------------                 ----------------------

Stockholders' equity:
      Common stock                                                                     19                                     19
      Additional paid-in capital                                                   90,259                                 90,149
      Deferred stock compensation                                                  (1,611)                                (2,451)
      Accumulated deficit                                                         (40,165)                               (32,862)
      Accumulated other comprehensive income                                          174                                     75
                                                                     --------------------                 ----------------------
      Total stockholders' equity                                                   48,676                                 54,930
                                                                     --------------------                 ----------------------
      Total liabilities and stockholders' equity                     $             49,943                 $              56,617
                                                                     ====================                 ======================


     See accompanying notes to condensed consolidated financial statements

                              CURON MEDICAL, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                       For the Three           For the Six
                                       Months Ended            Months Ended
                                    --------------------    -------------------
                                    June 30,    June 30,    June 30,   June 30,
                                       2001        2000        2001       2000
                                    --------    --------    --------   --------
Revenues                            $   568     $   127     $ 1,786     $   170
Cost of goods sold                    1,183         265       2,482         288
                                    -------     -------     -------     -------

Gross loss                             (615)       (138)       (696)       (118)
                                    -------     -------     -------     -------

Operating expenses:
     Research and development           581       1,335       1,324       3,091
     Clinical and regulatory            464         502         954         912
     Sales and marketing              2,138         756       3,461       1,095
     General and administrative       1,129       1,143       2,253       2,072
                                    -------     -------     -------     -------
Total operating expenses              4,312       3,736       7,992       7,170
                                    -------     -------     -------     -------

Operating loss                       (4,927)     (3,874)     (8,688)     (7,288)

Interest income                         587         146       1,388         260
Interest expense                         (3)     (1,043)         (3)     (1,052)
                                    -------     -------     -------     -------

Net loss                            $(4,343)    $(4,771)    $(7,303)    $(8,080)
                                    =======     =======     =======     =======

Net loss per share, basic
 and diluted                         $(0.23)     $(1.75)     $(0.39)     $(3.27)
                                    =======     =======     =======     =======

Shares used in computing net loss
 per share, basic and diluted        19,081       2,730      18,887       2,472
                                    =======     =======     =======     =======

     See accompanying notes to condensed consolidated financial statements

                              CURON MEDICAL, INC.
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)

                                                                                                   For the Six Months Ended
                                                                                             June 30, 2001          June 30, 2000
                                                                                        --------------------      ----------------
Cash Flows From Operating Activities
Net loss                                                                                $  (7,303)                $ (8,080)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                          387                      274
       Amortization of acquired technology                                                    225                       93
       Note payable issued in exchange for services received                                   -                        45
       Amortization of stock-based compensation                                               706                    1,939
       Amortization of discounts on notes payable                                              -                       924
       Common stock and stock options issued in exchange for services received                 -                       243
Changes in current assets and liabilities:
       Accounts receivable, net                                                              (255)                    (112)
       Inventories                                                                           (787)                    (189)
       Prepaid expenses and other current assets                                              138                     (421)
       Other assets                                                                            10                      (12)
       Accounts payable                                                                       (76)                    (309)
       Accrued liabilities                                                                   (349)                     145
       Other long-term liabilities                                                              5                       26
                                                                                        ---------                 --------
            Net cash used in operating activities                                          (7,299)                  (5,434)
                                                                                        ---------                 --------
Cash Flows From Investing Activities
Purchase of property and equipment                                                           (424)                    (350)
Purchase of marketable securities and long term investments                               (27,820)                  (3,560)
Proceeds from maturities and sales of marketable securities and long term investments      27,928                    1,000
Purchase of acquired technology                                                                -                       (73)
                                                                                        ---------                 --------
            Net cash used in investing activities                                            (316)                  (2,983)
                                                                                        ---------                 --------
Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable                                            -                    11,045
Principal payments on notes payable                                                            -                      (111)
Proceeds from related party notes receivable                                                  250                       -
Payments on related party notes receivable                                                   (270)                     (52)
Proceeds from employee stock purchase plan                                                    214                       -
Proceeds from exercise of stock options                                                        30                      276
                                                                                        ---------                 --------
            Net cash provided by financing activities                                         224                   11,158
                                                                                        ---------                 --------
Net increase in cash and cash equivalents                                                  (7,391)                   2,741
Cash and cash equivalents at beginning of period                                           16,759                    7,988
                                                                                        ---------                 --------
Cash and cash equivalents at end of period                                              $   9,368                 $ 10,729
                                                                                        =========                 ========
Supplemental Disclosure of Non-Cash Investing and Financing Information
Deferred stock based compensation                                                       $    (134)                $  2,426
Issuance of warrants with debt                                                          $      -                  $  2,100
Issuance of common stock in exchange for intangible assets                              $      -                  $    831

   See accompanying notes to the condensed consolidated financial statements

                              CURON MEDICAL, INC.
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  (Unaudited)

June 30, 2001

NOTE 1.  The Company and Summary of Significant Accounting Policies

The Company
Curon Medical, Inc. (the "Company") was incorporated in the State of Delaware on May 1, 1997. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all intercompany balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements as included in the Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

Net Loss Per Share
Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the period, excluding those shares that are subject to repurchase. Diluted net loss per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, warrants, and common stock subject to repurchase (calculated using the treasury stock method). Equity instruments that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share as their effect is anti-dilutive are as follows (in thousands):


                                                         June 30, 2001       June 30, 2000
                                                       -----------------    ----------------
Unvested common shares (shares subject to repurchase)                349               1,113
Shares issuable upon exercise of stock options                     1,888               1,155
Convertible preferred stock                                           --               9,597
Shares issuable upon exercise of warrants                            569                 722
                                                       -----------------    ----------------
Total                                                              2,806              12,587
                                                       =================    ================


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

The Company may sell products under a purchase commitment, with delivery of the control module at inception of the contract and catheters generally delivered over a period of six months. Revenue for the control module is deferred and recognized ratably over shipment of catheters under contract. Revenue on the catheters is recognized upon shipment at an amount representing their fair value based on verifiable objective evidence of such.

Recent Accounting Pronouncements
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Management does not expect the adoption of SFAS 142 to have a material impact on the Company's financial position and results of operations.

NOTE 2.  Inventories

Inventories consisted of the following (in thousands):

                                  June 30, 2001             December 31, 2000
                               --------------------        -------------------

Raw materials                    $            1,049          $             555
Work-in-process                                 116                        115
Finished goods                                  488                        196
                               --------------------        -------------------
                                 $            1,653          $             866
                               ====================         ==================



NOTE 3.  Deferred Stock Compensation

Stock-based compensation included in the Condensed Statements of Operations is as follows (in thousands):

                                          Three Months Ended                                   Six Months Ended
                               ------------------------------------------            --------------------------------
                                      June 30,                   June 30,                 June 30,           June 30,
                                          2001                       2000                     2001               2000
                               ---------------            ---------------            -------------      -------------
Cost of product sold              $         26               $         21               $       56          $      21
Research and development                   (14)                       282                       59                867
Clinical and regulatory                     22                         30                       64                 92
Sales and marketing                         66                        124                      173                170
General and administrative                 169                        373                      354                789
                               ---------------            ---------------            -------------       ------------
                                  $        269               $        830                $     706          $   1,939
                               ===============            ===============            =============       ============



Note 4.   Related Party Transactions

In January 2001, the Company entered into a promissory note agreement with an officer of the Company. The note bears interest at a rate of 6% per annum and principal and interest are payable in January 2003. The note is collateralized by shares of the Company's common stock that are held by the officer.

In May 2001, the Company entered into a promissory note agreement with an officer of the Company. The note bears interest at a rate of 4.8% per annum and principal and interest are payable in May 2002. The note is collateralized by equity securities.

Note 5. Legal Proceedings

  In June 2001, the Company was served with a civil action lawsuit alleging defective design and manufacture of a Company product used in a randomized clinical trial. The plaintiff is seeking unspecified damages. The Company believes the lawsuit is without merit.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

  This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to our expectations as to the timing and success of our clinical trials and regulatory submissions, the mix of our sales and revenues derived from generators and handpieces, the rate of growth and success of our international sales and marketing efforts, our expectations regarding increased operating expenses and net losses as our business expands, the timing of new product introductions, and our ability to maintain current and planned operations through at least the next 12 months without raising additional funds. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in "Factors That May Affect Future Results," identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, failure to obtain regulatory approvals as anticipated, a slower rate of market acceptance of our products than expected, increased competition, continued adverse changes in general economic conditions in the United States and internationally, including adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.


Overview

  We were incorporated in May 1997. Business activities before January 1998 were negligible. In 1998, our primary activity was developing the Curon Control Module and Stretta Catheter for the treatment of GERD. Until December 31, 2000 we were in the development stage and until that time, we had devoted substantially all of our efforts to developing our products and raising capital.

  In early 1999, we began a multi-center clinical trial of the Stretta System in the United States. We also developed our manufacturing capability to support the production of Stretta Catheters and Curon Control Modules for the clinical trial. Based on the data acquired in the trial, we submitted a 510(k) notification to the FDA in January 2000 for clearance to market the Stretta System for treatment of GERD. We received 510(k) clearance in April 2000. In May 2000, we launched the Stretta System commercially at Digestive Disease Week, a large gastroenterology professional conference. Also, in May 2000, we initiated a randomized controlled trial of the Stretta System, the active clinical portion of which was completed in the quarter ended March 31, 2001. We expect data collection efforts to be completed and the results of this trial published by the end of 2001.

  In April 1999, we began developing the Secca System for the treatment of fecal incontinence. In November 1999, we conducted a 10-patient human clinical pilot study outside the United States and, in July 2000, we began a U.S. multi-center clinical trial of the Secca System under an Investigational Device Exemption. This trial has now been completed and by the fourth quarter of 2001 we intend to use the results of this trial to support a 510(k) submission to the FDA or, if required by the FDA, a PMA application.

  To date, we have generated limited revenues. Our revenues are and will be derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter. We intend that disposables will form the basis of a recurring revenue stream and intend to price catheters, at high volumes, to generate greater margins than generators. We expect the percentage of revenue from disposables to increase over time as our installed base of generators grows.

  Initially, we are focusing our sales efforts in the United States through a direct sales force. In international markets, we expect to rely primarily on third-party distributors. In November 2000, we incorporated a subsidiary company in Belgium to support European distributors' sales, marketing and clinical efforts and hired a European manager. On August 1, 2001, this subsidiary had three employees. We do not expect the number of employees to increase significantly in 2001. During the first quarter of 2001, we entered into distribution agreements in Belgium, the Netherlands, Germany, Italy and Greece. Our first shipments to these distributors occurred in April 2001. We do not expect to achieve significant revenues from Europe before 2002. Our gross margins on sales through international third-party distributors are and are expected to continue to be lower than our gross margins on U.S. sales as a result of distributor discounts.

  Our costs of revenues represent the cost of producing generators and disposable devices. We also license a technology used in the generators that we sell. In addition to the up-front payment to license the technology, we are required to pay licensing fees based on the sales price of the units. There are no additional expected costs to be incurred as part of the licensing agreement. We believe that there are alternative technologies that could be utilized should we choose to do so. Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Sales and marketing expenses consist of personnel costs, advertising, public relations and attendance at selected medical conferences. General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. Through June 30, 2001, we recorded limited product sales while incurring cumulative net losses of $40.2 million. In addition to increasing expenditures related to the continuing selling activities of the Stretta System, we anticipate that our expenses will increase as we continue to develop new products, conduct clinical trials, commercialize our products and acquire additional technologies as the opportunities arise. As a result, we expect our operating expenses and net losses to increase.

RESULTS OF OPERATIONS

Periods of three and six months ended June 30, 2001 and 2000.

Revenues

  Revenues for quarter ended June 30, 2001, were $568,000, compared to $127,000 for the same quarter in 2000. For the six months ended June 30, 2001, revenues were $1.8 million, compared to $170,000 for the same period in 2000. Revenues are from the sale of generators and catheters to customers in the United States and selected countries in the European Union. Commercial shipments began in June 2000.

Cost of goods sold

  In the quarter ended June 30, 2001, cost of goods sold was $1.2 million and $265,000 for the same quarter in 2000. Amortization of stock-based compensation accounted for $26,000 in the quarter ended June 30, 2001, and $21,000 for the same period in 2000. For the six months ended June 30, 2001, cost of goods sold was $2.5 million and $288,000 for the same period in 2000. Amortization of stock-based compensation was $56,000 in the six months ended
June 30, 2001, and $21,000 for the same period in 2000.   Commercial shipments
began in June 2000, and manufacturing costs of $1.0 million were recorded as pilot manufacturing expense in research and development through June 30, 2000. In 2001, approximately $1.4 million of unabsorbed overhead costs were included in cost of goods sold.

Research and development expenses

  Research and development expenses were $581,000 in the quarter ended June 30, 2001, and $1.3 million for the same quarter in 2000. Amortization of stock-based compensation accounted for a credit of $14,000 in the quarter ended June 30, 2001, due to a decrease in the stock price used to value consultant stock options, and was an expense of $282,000 for the same quarter in 2000. For the six months ended June 30, 2001, research and development expenses were $1.3 million, and $3.1 million for the same period in 2000. Amortization of stock-based compensation was $59,000 for the six months ended June 30, 2001, and $867,000 for the same period in 2000. Additionally in the first six months of 2000 we spent $500,000 in each quarter preparing the Stretta Catheter for commercial manufacturing.

Clinical and regulatory expenses

  Clinical and regulatory expenses were $464,000 in the quarter ended June 30, 2001, and $502,000 for the same period in 2000. Amortization of stock-based compensation accounted for $22,000 in the quarter ended June 30, 2001 and $30,000 for the same period in 2000. For the six months ended June 30, 2001, clinical and regulatory expenses were $954,000, and $912,000 for the same period in 2000. Amortization of stock-based compensation was $64,000 in the six month period ended June 30, 2001, and $92,000 for the same period in 2000. The remaining increase in spending in 2001 over 2000 was due to hiring additional clinical personnel, the costs involved in the U.S. Secca trial, and collecting data from the Stretta randomized control trial.

Sales and marketing expenses

  Sales and marketing expenses were $2.1 million in the quarter ended June 30, 2001, and $756,000 for the same period in 2000. Amortization of stock-based compensation accounted for $66,000 in the quarter ended June 30, 2001, and $124,000 for the same period in 2000. For the six months ended June 30, 2001, sales and marketing expenses were $3.5 million, and $1.1 million for the same period in 2000. Amortization of stock-based compensation was $173,000 in the six months ended June 30, 2001, and $170,000 for the same period in 2000. The remaining increase in spending in 2001 over 2000 was primarily due to an increase in expenditures for field sales and clinical support personnel, public relations designed to heighten awareness for our product within the physician community, and activities to promote reimbursement for our products.

General and administrative expenses

  General and administrative expenses were $1.1 million in the quarters ended June 30, 2001 and 2000. Amortization of stock-based compensation accounted for $169,000 in the quarter ended June 30, 2001, and $373,000 for the same period in 2000. For the six months ended June 30, 2001, general and administrative expenses were $2.3 million, and $2.1 million for the same period in 2000. Amortization of stock-based compensation was $354,000 in the six months ended June 30, 2001, and $789,000 for the same period in 2000. The remaining increase in spending in 2001 over 2000 was primarily due to increased personnel costs as our company expanded and the higher costs relating to being a publicly held company, including legal, accounting, insurance and investor relations.

Interest Income and Expense

  During the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000, interest income increased by $441,000. For the six months ended June 30, 2001, compared to the same period in 2000, interest income increased by $1.1 million. Increases were due to earnings on a greater amount of marketable securities resulting from cash received from the Initial Public Offering.

  Interest expense decreased by $1.0 million for the three and six months ended June 30, 2001, compared to the same periods in 2000, as the debt for which the interest was due was extinguished in the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, we have funded our operations and capital investments with the proceeds from our initial public offering completed in September 2000 totaling $55.0 million, the partial exercise of the underwriter's over-allotment provision totaling $5.2 million, the private sale of equity securities totaling $22.0 million, the issuance of convertible notes totaling $11.8 million and bank equipment line financing totaling $780,000. At June 30, 2001, we had $44.2 million in working capital and our primary source of liquidity was $42.4 million in cash and cash equivalents and marketable securities. In addition, we had $2.3 million invested in long term securities at that date.

  Cash used in operating activities was $7.3 million in the six month period ended June 30, 2001, which consisted of a net loss adjusted for non-cash items of $6.0 million, partially offset by increases in accounts receivable and inventories of $1.0 million, and decreases in accrued liabilities of $349,000.

  Cash used by investing activities amounted to $316,000 in the six months ended June 30, 2001, which consisted of expenditures of $424,000 for property and equipment, partially offset by proceeds from maturities and net sales of marketable securities of $108,000. As of June 30, 2001, we had no material commitments for capital expenditures.

  Cash provided by financing activities was $224,000 in the six months ended June 30, 2001, of which $30,000 was received from the exercise of stock options and $214,000 was received from the Employee Stock Purchase Plan. These were partially offset by increases of $20,000 in related party notes receivable.

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

  We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $3.0 million in 1998, $14.1 million in 1999, $15.8 million in 2000 and $7.3 million for the six months ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of approximately $40.2 million. We have generated limited revenues from the sale of our products, and it is possible that we will never generate significant revenues from product sales in the future. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next two years and these losses may increase. It is possible that we will never achieve profitable operations.

The Stretta System is our only marketed product. If physicians do not adopt our Stretta System, we will not achieve future sales growth.

  We commercially introduced our Stretta System, which consists of a radiofrequency generator and a disposable handheld device, in May 2000. We are highly dependent on Stretta System sales because we anticipate that the Stretta System will account for substantially all our revenue through at least 2002. To achieve increasing sales, our product must gain recognition and adoption by physicians who treat gastrointestinal disorders. The Stretta System represents a significant departure from conventional GERD treatment methods. We believe that physicians will not use our Stretta System unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that the Stretta System provides an effective and attractive alternative to conventional means of treatment for GERD. Currently, there is one peer-reviewed journal article, limited peer-reviewed clinical reports and 12-month clinical follow-up data on our Stretta System. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. If physicians do not adopt our Stretta System, we may never achieve significant revenues or profitability.

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

  Our clinical studies of the Secca System are in the early stages. The Secca System has undergone a 10-patient pilot study. You should not draw any conclusion about the safety or efficacy of the Secca System based upon data from the pilot study because this study involved only a small patient group. The FDA approved our application to conduct a U.S. multi-center clinical study, which we began in July 2000. In May 2001, we completed the U.S. clinical trial of the Secca System, and expect to submit to the FDA the results thereof during the fourth quarter of 2001. If patient studies or clinical experience do not meet our expectations regarding the benefits of the Secca System, we may not obtain regulatory clearance or approval to sell the product and our expected revenues from this product may never materialize.

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

  The market for the treatment of GERD is dominated by companies that have well-established products, reputations and resources. We primarily compete with large pharmaceutical companies such as AstraZeneca, Takeda Abbott Pharmaceuticals and Merck, which collectively generate over $6 billion in annual U.S. revenues from sales of medication for the treatment of GERD symptoms. We also compete with large medical device companies such as Johnson & Johnson/Ethicon, which makes instrumentation for fundoplication surgery, and C.R. Bard, which received FDA clearance for an endoscopic suturing device for the treatment of GERD in April 2000. C.R. Bard announced on May 30, 2001, that it had received an offer to be acquired by Tyco International, Inc., one of whose divisions is U.S. Surgical. Boston Scientific has recently signed an agreement with Enteric to market a liquid polymer that is injected into the lower esophageal sphincter for the treatment of GERD.

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

  We have limited sales and marketing experience. As of August 1, 2001, we relied on 14 direct sales employees to sell our Stretta System in the United States. We must manage and expand this sales team over the next 24 months to achieve our market share and revenue growth goals. Since we have only recently launched the Stretta System, our sales force has little experience marketing the product, and we cannot predict how successful they will be in selling the product. There are significant risks involved in building and managing our sales force and marketing our products, including our:

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

  Our manufacturing processes are required to comply with the quality system regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. In May 2001, we received the report on our first QSR inspection, which was completed in March 2001. There were no significant findings. If we fail any future QSR inspections, our operations could be disrupted and our manufacturing delayed. Failure to take corrective action in response to a QSR inspection could force a shut-down of our manufacturing operations and a recall of our products, which would have a material adverse effect on our product sales, revenues, and expected revenues and profitability. Furthermore, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements, will not encounter any manufacturing difficulties, or will be able to maintain compliance with regulatory requirements. Any such event could have a material adverse effect on our available inventory and product sales.

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

  In February 2001, we entered into a total of four distribution agreements: one each in Germany, Italy and Greece and one covering sales in the region of Belgium, the Netherlands, and Luxembourg (Benelux). We are training these distributors and only began selling our products in international markets in April 2001. To successfully market our products internationally, we must address many issues with which we have little or no experience. We have obtained regulatory clearance to market the Stretta System in the European Union and Australia, but we have not obtained any other international regulatory approvals for other markets or products. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, although contracts already signed with European distributors specify payment in U.S. dollars, future international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in foreign countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

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

  As of July 31, 2001, we had 30 issued or allowed U.S. patents and 36 pending U.S. patent applications; this includes 15 issued U.S. patents and 18 pending U.S. patent applications licensed in from third-parties. We rely on patent, copyright, trade secret and trademark laws to protect our products, including our Stretta Catheter and our Curon Control Module, from being duplicated by competitors. However, these laws afford only limited protection. Our patent applications and the notices of allowance we have received may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Patents we have obtained and may obtain in the future may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights do not adequately protect our commercial products, our competitors could develop new products or enhance existing products to compete more directly and effectively with us and harm our product sales and market position.

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

  Our license with Somnus allows us to manufacture and sell our products using their radiofrequency generator technology. Somnus has been acquired by Gyrus Group PLC, a public limited company incorporated and existing under the laws of England and Wales. As a result of this merger, our license agreement may be modified or terminated. In addition, the University of Kansas license allows us to apply radiofrequency energy to tissue. To the extent these licensed interests become jeopardized through termination or material breach of the license agreements, our operations may be harmed. We may have to develop new technology or license other technology. We cannot provide any assurance that we will be able to develop such technology or that other technology will be available for license. Even if such technology is available, we may experience delays in our manufacturing as we transition to a different technology.

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

  Our officers, directors and principal stockholders holding more than 5% of our common stock together control approximately 56% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Item 2.  Changes in Securities and Use of Proceeds

     On September 26, 2000, we completed the sale of 5,000,000 shares of our common stock at a per share price of $11.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-37866), which the United States Securities and Exchange Commission declared effective on September 21, 2000. On October 24, 2000, we completed the sale of an additional 475,000 shares of our common stock at a per share price of $11.00 pursuant to the exercise of the over-allotment option by the underwriters. Of the approximately $54.8 million in net offering proceeds, through June 30, 2001, we have used approximately $12.0 million for the repayment of debt and accrued interest, $1.7 million for research and development, $3.4 million for the manufacture of products, $1.4 million for clinical expense and reimbursement efforts, $3.9 million for sales and marketing initiatives to support the commercialization of the Stretta System and $3.4 million for general corporate purposes. All amounts represent estimates of direct or indirect payments of amounts to third parties.

   We have made a $150,000 loan to David S. Utley, M.D., our Chief Medical Officer, which has a two-year maturity date, and a $68,000 loan to James Goode, our Vice President of Sales, which has a one year maturity date. Other than these loans, no amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company, other than amounts related to the repayment of debt and accrued interest, which amounts matured less than one year from the date of issuance. The use of proceeds described above do not represent a material change in the use of proceeds describe in the Offering prospectus.

Item 3.  Legal Proceedings

  On June 29, 2001, Hershel E. Fancher et al ("Plaintiff") filed a civil action against us in the United States District Court, Western District of
Kentucky, Louisville Division, alleging that he sustained a nerve injury and damage to his gastrointestinal tract during a Stretta procedure caused by the defective design and manufacture of our product. Plaintiff's allegations against us include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantibility, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had given Informed Consent to the treating institution for the procedure. Plaintiff is seeking a trial by jury and unspecified damages. We believe Plaintiff's claim is without merit.

Item 4.  Submission of Matters to a Vote of Security Holders

  We held an annual meeting on May 15, 2001. The first item of business was the election of Class I directors. The following nominees for Class I directors were elected by a majority of votes present at the meeting: David I. Fann and John W. Morgan.


                    Votes      Votes     Votes
Name                 For      Withheld  Against
-----------------------------------------------
David I. Fann     10,411,269    10,293        0
John W. Morgan    10,315,369   106,193        0

Class II and Class III directors that continued their term as directors with the Company are Alan L. Kaganov and Robert F. Kuhling, Jr., and Michael Berman and Fred L. Brown, respectively.

The appointment of PricewaterhouseCoopers, LLP as our independent accountants for the year ended December 31, 2001, was ratified with 10,421,512 votes in favor, none against and 50 abstentions. There were no votes withheld.

No other business was conducted.

Item 6. Exhibits and Reports on Form 8-K

  (a) 10.18 Security Agreement with James E. Goode, Vice President, Sales

  (b) There were no reports on Form 8-K during the quarter ended June 30, 2001.

                              CURON MEDICAL, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CURON MEDICAL, INC.
                                     (Registrant)



Date: August 14, 2001           By: /s/ John W. Morgan
                                ----------------------

                                John W. Morgan
                                President and
                                Chief Executive Officer
                                (Principal Executive Officer)



                                By: /s/ Alistair F. McLaren
                                ---------------------------

                                Alistair F. McLaren
                                Vice President of Finance
                                Chief Financial Officer and Chief
                                Information Officer
                                (Principal Financial Officer)