Form 10-Q
period 2001-09-30
CURON MEDICAL INC
filed 2001-11-14
CIK 1114365

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

           [_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE
          ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________. TO

                                 --------------.

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

As of November 14, 2001, 19,625,874 shares of the Registrant's Common Stock were outstanding.

                               CURON MEDICAL, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION                                               Page
-------   ---------------------                                               ----
Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of
           September 30, 2001 and December 31, 2000. ........................    3

          Condensed Consolidated Statements of Operations for the
           three month and nine month periods ended
           September 30, 2001 and 2000 ......................................    4

          Condensed Consolidated Statements of Cash Flows for the
           nine month periods ended September 30, 2001 and 2000 .............    5

          Notes to Financial Statements ......................................   6

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations. ...................    9

Item 3.   Quantitative and Qualitative Disclosures of
           Market Risk. .....................................................   25

PART II. OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings ..................................................  25

Item 2.   Changes in Securities and Use of Proceeds ..........................  25

Item 6.   Exhibits and Reports on Form 8-K. ..................................  26

Signatures ...................................................................  27

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               CURON MEDICAL, INC.
                      Condensed Consolidated Balance Sheets
                            (Unaudited, in thousands)

                                                                          September 30, 2001     December 31, 2000
                                                                          ------------------     -----------------
Assets
Current assets:
 Cash and cash equivalents                                                   $       13,106      $         16,759
 Marketable securities                                                               27,688                22,447
 Accounts receivable, net of allowance for doubtful accounts
   of $20 and $15, respectively                                                         650                   259
 Inventories, net                                                                     1,497                   866
 Related party notes receivable                                                         144                   250
 Prepaid expenses and other current assets                                              651                   969
                                                                             --------------      ----------------
 Total current assets                                                                43,736                41,550

Long term investments                                                                 1,044                12,882
Related party notes receivable                                                          329                   102
Property and equipment, net                                                           1,327                 1,397
Intangible assets, net                                                                  246                   584
Other assets                                                                             92                   102
                                                                             --------------      ----------------
 Total assets                                                                $       46,774      $         56,617
                                                                             ==============      ================


Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                            $          283      $            319
 Accrued liabilities                                                                  1,174                 1,315
                                                                             --------------      ----------------
 Total current liabilities                                                            1,457                 1,634

Other liabilities                                                                        58                    53
                                                                             --------------      ----------------
 Total liabilities                                                                    1,515                 1,687
                                                                             --------------      ----------------

Contingencies (Note 5)

Stockholders' equity:
 Common stock                                                                            19                    19
 Additional paid-in capital                                                          90,274                90,149
 Deferred stock compensation                                                         (1,253)               (2,451)
 Accumulated deficit                                                                (43,977)              (32,862)
 Accumulated other comprehensive income                                                 196                    75
                                                                             --------------      ----------------
 Total stockholders' equity                                                          45,259                54,930

                                                                             --------------      ----------------
 Total liabilities and stockholders' equity                                  $       46,774      $         56,617
                                                                             ==============      ================

      See accompanying notes to condensed consolidated financial statements

                               CURON MEDICAL, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                     For the Three Months Ended              For the Nine Months Ended
                                              ------------------------------------       --------------------------------

                                                        Sept 30,          Sept 30,              Sept 30,         Sept 30,
                                                            2001              2000                  2001             2000
                                              ------------------ -----------------       --------------- ----------------
Revenues                                         $          826      $         686          $      2,612     $        856
Cost of goods sold                                        1,282                880                 3,764            1,168
                                              -----------------  -----------------       ---------------  ---------------

Gross loss                                                 (456)              (194)               (1,152)            (312)
                                              -----------------  -----------------       --------------- ----------------

Operating expenses:
 Research and development                                   653                881                 1,977            3,972
 Clinical and regulatory                                    411                428                 1,365            1,340
 Sales and marketing                                      1,717                910                 5,178            2,005
 General and administrative                               1,086              1,013                 3,339            3,085
                                              -----------------  -----------------       ---------------  ---------------

Total operating expenses                                  3,867              3,232                11,859           10,402
                                              -----------------  -----------------       ---------------  ---------------


Operating loss                                           (4,323)            (3,426)              (13,011)         (10,714)


Interest income                                             506                267                 1,894              521
Interest expense                                              -             (3,033)                                (4,085)
Other income, net                                             5                  1                     2                7
                                              -----------------  -----------------       ---------------  ---------------


Net loss before extraordinary                            (3,812)            (6,191)              (11,115)         (14,271)
item                                          -----------------  -----------------       ---------------  ---------------

Extraordinary gain - early
 extinguishment of debt                                       -              1,596                     -            1,596
                                              -----------------  -----------------       ---------------  ---------------

                                                 $       (3,812)     $      (4,595)         $    (11,115)    $    (12,675)
Net loss                                      =================  =================       ===============  ===============


Net loss per common share, basic and
diluted:

 Net loss before extraordinary item              $        (0.20)     $       (1.38)         $      (0.59)    $      (4.53)

 Extraordinary gain - early
 extinguishment of debt                                       -               0.36                     -             0.51
                                              -----------------  -----------------       ---------------  ---------------

Net loss per share, basic and
 diluted                                         $        (0.20)     $       (1.02)         $      (0.59)    $      (4.02)
                                              =================  =================       ===============  ===============

Shares used in computing net loss per
 share, basic and diluted                                19,210              4,483                18,995            3,149
                                              =================  =================       ===============  ===============

      See accompanying notes to condensed consolidated financial statements

                               CURON MEDICAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                                                        For the Nine Months Ended
                                                                               September 30, 2001          September 30, 2000
                                                                              --------------------        --------------------
Cash Flows From Operating Activities
Net loss                                                                           $      (11,115)              $     (12,675)
Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                      565                         423
           Amortization of acquired technology                                                338                         205
           Extraordinary gain on extinguishment of debt, net                                    -                      (1,596)
           Note payable issued in exchange for services received                                -                          45
           Amortization of stock-based compensation                                         1,072                       2,762
           Amortization of discounts on notes payable                                           -                       3,724
           Common stock and stock options issued in exchange for
           services received                                                                    -                         243
           Loss on disposal of fixed assets                                                    15                           -

Changes in current assets and liabilities:
           Accounts receivable, net                                                          (391)                       (502)
           Inventories, net                                                                  (631)                       (341)
           Prepaid expenses and other current assets                                          318                        (166)
           Other  assets                                                                       10                         (13)
           Accounts payable                                                                   (36)                       (400)
           Accrued liabities                                                                 (141)                        512
           Other long-term liabilities                                                          5                          33
                                                                                  ---------------              --------------
        Net cash used in operating activities                                              (9,991)                     (7,746)
                                                                                  ---------------              --------------

Cash Flows From Investing Activities
Purchase of property and equipment                                                           (510)                       (427)
Purchase of marketable securities and long term investments                               (33,479)                     (8,024)
Proceeds from maturities of marketable securities and long term
  investments                                                                              40,197                       1,510
Purchase of acquired technology                                                                 -                         (72)
                                                                                  ---------------              --------------

        Net cash provided by (used in) investing activities                                 6,208                      (7,013)
                                                                                  ---------------              --------------


Cash Flows From Financing Activities

Proceeds from issuance of convertible notes payable                                             -                      11,045
Repayment of convertible notes                                                                  -                     (11,090)
Principal payments on notes payable                                                             -                        (478)
Proceeds from related party notes receivable                                                  250                           -
Payments from related party notes receivable                                                 (371)                        (77)
Proceeds from issuance of common stock, net of issuance costs                                 251                      50,432
                                                                                  ---------------              --------------
        Net cash provided by financing activities                                             130                      49,832
                                                                                  ---------------              --------------
Net increase (decrease)  in cash and cash equivalents                                      (3,653)                     35,073
Cash and cash equivalents at beginning of period                                           16,759                       7,988
                                                                                  ---------------              --------------
Cash and cash equivalents at end of period                                         $       13,106               $      43,061
                                                                                  ===============              ==============

Supplemental Disclosure of Non-Cash Investing and Financing Information
Deferred stock based compensation                                                  $         (126)              $       2,426
Issuance of warrants with debt                                                     $            -               $       2,100
Issuance of common stock in exchange for intangible assets                         $            -               $         831
Conversion of preferred stock to common stock                                      $            -               $      21,808


    See accompanying notes to the condensed consolidated financial statements

                               CURON MEDICAL, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   (Unaudited)

September 30, 2001

NOTE 1.  The Company and Summary of Significant Accounting Policies

The Company
Curon Medical, Inc. (the "Company") was incorporated in the State of Delaware on May 1, 1997. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after elimination of all intercompany balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC.

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

                                                                September 30, 2001         September 30, 2000
                                                            ----------------------     ----------------------
Unvested common shares (shares subject to repurchase)                          317                      1,231
Shares issuable upon exercise of stock options                               1,899                      1,252
Shares issuable upon exercise of warrants                                      569                        722
                                                            ----------------------     ----------------------
Total                                                                        2,785                      3,205
                                                            ======================     ======================

Revenue Recognition
Revenue from product sales is recognized on product shipment against a signed purchase order or sales quote provided no significant obligations remain and collection of the receivables is deemed probable for both sales of control modules and catheters. Revenue through international distributors is recognized upon sale to end-user, and not upon sale to distributor. Revenues for extended warranty contracts are recognized over the extended warranty period. To date, post-sale customer support and training has not been significant.

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

Recent Accounting Pronouncements
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Management does not expect the adoption of SFAS 142 to have a material impact on the Company's financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.


NOTE 2. Inventories (in thousands)

                                     September 30, 2001             December 31, 2000
                                  ------------------------       ------------------------
Raw material                          $              1,115          $                 555
Work-in-process                                        114                            115
Finished goods                                         268                            196

                                  ------------------------       ------------------------
                                      $              1,497          $                 866
                                  ========================       ========================



NOTE 3. Deferred Stock Compensation

Stock-based compensation included in the Condensed Consolidated Statements of Operations is as follows (in thousands):

                                        Three Months Ended                    Nine Months Ended
                                ----------------------------------   ----------------------------------

                                  September 30,     September 30,      September 30,     September 30,
                                           2001              2000               2001              2000
                                ----------------  ----------------   ----------------  ----------------
Cost of product sold            $             10  $             60   $             66  $             81

Research and development                      70               227                129             1,094
Clinical and regulatory                       27                52                 91               144
Sales and marketing                           66               126                239               296
General and administrative                   193               358                547             1,147

                                ----------------  ----------------   ----------------  ----------------
                                $            366  $            823   $          1,072  $          2,762
                                ================  ================   ================  ================



Note 4. Related Party Transactions

In January 2001, the Company entered into a promissory note agreement with an officer of the Company. The note is in the amount of $150,000 and bears interest at a rate of 6% per annum and principal and interest are payable in January 2003. The note is collateralized by shares of the Company's common stock that are held by the officer.

In May and September 2001, the Company entered into promissory note agreements with two officers of the Company. The notes are $68,500 and $75,000, and bear interest at a rate of 4.8% per annum and 3.9% per annum, respectively. Principal and interest are payable in May 2002 and June 2002, respectively. The first note is collateralized by equity securities, and the second by shares of the Company's common stock that are owned by the officer involved.

Note 5. Legal Proceedings

In June 2001, Hershel E. Fancher et al ("Plaintiff") filed a civil action against us in the United States District Court, Western District of Kentucky, Louisville Division, alleging that he sustained a nerve injury and damage to his gastrointestinal tract during a Stretta procedure caused by the defective design and manufacture of our product. Plaintiff's allegations against us include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantibility, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had given Informed Consent to the treating institution for the procedure. Plaintiff is seeking a trial by jury and unspecified damages. We believe Plaintiff's claim is without merit.

In September 2001, Diana Conklin ("Plaintiff") filed a civil action against a number of defendants, including Curon, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that she sustained injury when undergoing surgery utilizing the Stretta System, caused by defects in design and manufacture. Plaintiff also alleges negligence in the design, manufacture, advertising and sale of the Stretta System and that its warnings, instructions and directions for use were inadequate. Additional defendants include the treating physicians and the associated medical institutions, who, it is alleged, were medically negligent in treatment of Plaintiff. Plaintiff is seeking unspecified damages. We believe Plaintiff's claim against us is without merit.

Note 6. Subsequent Event

On October 30, 2001, the Company adopted a Preferred Stock Rights Agreement. Under this agreement, the Company will issue a dividend of one Preferred Share Purchase Right (a "Right") for each share of common stock held by stockholders of record as of the close of business on November 20, 2001. Each Right entitles the registered stockholder to purchase from the Company one one-thousandth of a share of the Company's Series A Participating Preferred Stock ("Preferred Stock") at an exercise price of $30.00. The agreement is designed to assure stockholders fair value in the event of a future unsolicited business combination or similar transaction. The Rights do not have any voting rights, and will expire upon the earlier of redemption or November 20, 2011. If the Rights are exercised, each stockholder receives one one-thousandth of a share of Preferred Stock, which entitles the holder to one additional vote and dividends and liquidation equal to that paid on common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to our expectations as to the timing and success of our clinical trials and regulatory submissions, the mix of our sales and revenues derived from generators and handpieces, the rate of growth and success of our international sales and marketing efforts, our expectations regarding increased operating expenses and net losses as our business expands, the timing of new product introductions, and our ability to maintain current and planned operations through at least the next 12 months without raising additional funds. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in "Factors That May Affect Future Results," commencing on page 13, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, failure to obtain regulatory approvals as anticipated, a slower rate of market acceptance of our products than expected, increased competition, continued adverse changes in general economic conditions in the United States and internationally, including adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.

Overview

We were incorporated in May 1997. Business activities before January 1998 were negligible. In 1998, our primary activity was developing the Curon Control Module and Stretta Catheter for the treatment of gastroesophageal reflux disease ("GERD"). Until December 31, 2000 we were in the development stage and until that time, we had devoted substantially all of our efforts to developing our products and raising capital.

In early 1999, we began a multi-center clinical trial of the Stretta System in the United States. We also developed our manufacturing capability to support the production of Stretta Catheters and Curon Control Modules for the clinical trial. Based on the data acquired in the trial, we submitted a 510(k) notification to the Food and Drug Administration ("FDA") in January 2000 for clearance to market the Stretta System for treatment of GERD. We received 510(k) clearance in April 2000. In May 2000, we launched the Stretta System commercially at Digestive Disease Week, a large gastroenterology professional conference. Also, in May 2000, we initiated a randomized controlled trial of the Stretta System in the United States. In this trial, patients received either the Stretta procedure or a placebo procedure, and the results were compared. The data generated will be used to influence physician adoption rates, facilitate reimbursement approvals and enhance marketing activity. The active clinical portion of this trial was completed in the quarter ended March 31, 2001. The data will be reviewed by the investigating team in the fourth quarter of 2001 and we expect it to be published in mid 2002.

In April 1999, we began developing the Secca System for the treatment of fecal incontinence. In November 1999, we conducted a 10-patient human clinical pilot study outside the United States and, in July 2000, we began a U.S. multi-center clinical trial of the Secca System under an Investigational Device Exemption. This trial has now been completed and by the fourth quarter of 2001 we intend to use the results of this trial to support a 510(k) submission to the FDA or, if required by the FDA, a premarket approval application. In September 2001, we received CE Mark approval of the Secca System, indicating that the Secca System meets European medical device standards allowing us to market it within the European Union.

To date, we have generated limited revenues. Our revenues are and will continue to be derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter. We expect that disposables will form the basis of a recurring revenue stream and have priced catheters to generate greater margins than generators. We expect the percentage of revenue from disposables to increase over time as our installed base of generators grows.

Initially, we are focusing our sales efforts in the United States through a direct sales force. In international markets, we rely primarily on third-party distributors. In November 2000, we incorporated a subsidiary company in Belgium to support European distributors' sales, marketing and clinical efforts and hired a European manager. At September 30, 2001, this subsidiary had three employees. We do not expect the number of employees to increase significantly in 2001. During the first quarter of 2001, we entered into distribution agreements in Belgium, the Netherlands, Germany, Italy and Greece, and in August 2001, we entered into a distribution agreement in South Africa. Our first shipments to these distributors occurred in April 2001, and to date no shipments have been made to South Africa. We do not expect to achieve significant revenues from Europe before 2002. Our gross margins on sales through international third-party distributors are and are expected to continue to be lower than our gross margins on U.S. sales as a result of distributor discounts.

Our costs of revenues represent the cost of producing generators and disposable devices. We also license a technology used in the generators that we sell. In addition to the up-front payment to license the technology, we are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Sales and marketing expenses consist of personnel costs, advertising, public relations and attendance at selected medical conferences. General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. Through September 30, 2001, we recorded limited product sales while incurring cumulative net losses of $44.0 million. In addition to increasing expenditures related to the continuing selling activities of the Stretta System, we anticipate that our expenses will increase as we continue to develop new products, conduct clinical trials, commercialize our products and acquire additional technologies as the opportunities arise. As a result, we expect our operating expenses and net losses to increase.

RESULTS OF OPERATIONS

Periods of three and nine months ended September 30, 2001 and 2000.

Revenues

Revenues for the quarter ended September 30, 2001, were $826,000, compared to $686,000 for the same quarter in 2000. For the nine months ended September 30, 2001, revenues were $2.6 million, compared to $856,000 for the same period in 2000. Increased revenues are attributable to increased sales of our Stretta System, including both generators and catheters to customers in the United States and selected countries in the European Union. Commercial shipments began in June 2000.

Cost of goods sold

In the quarter ended September 30, 2001, cost of goods sold was $1.3 million and $880,000 for the same quarter in 2000. Amortization of stock-based compensation accounted for $10,000 in the quarter ended September 30, 2001, and $60,000 for the same period in 2000. For the nine months ended September 30, 2001, cost of goods sold was $3.8 million and $1.2 million for the same period in 2000, attributable to the increased volume of manufactured product to meet increased sales. Amortization of stock-based compensation was $66,000 in the nine months ended September 30, 2001, and $81,000 for the same period in 2000. Commercial shipments began in June 2000, and manufacturing costs of $1.0 million were recorded as pilot manufacturing expense in research and development through September 30, 2000.

Research and development expenses

Research and development expenses were $653,000 in the quarter ended September 30, 2001, and $881,000 for the same quarter in 2000. Amortization of stock-based compensation accounted for $70,000 in the quarter ended September 30, 2001, and $227,000 for the same quarter in 2000. For the nine months ended September 30, 2001, research and development expenses were $2.0 million, and $4.0 million for the same period in 2000. Amortization of stock-based compensation was $129,000 for the nine months ended September 30, 2001, and $1.1 million for the same period in 2000. Additionally in the first nine months of 2000 we spent $500,000 in the first two quarters preparing the Stretta Catheter for commercial manufacturing.

Clinical and regulatory expenses

Clinical and regulatory expenses were $411,000 in the quarter ended September 30, 2001, and $428,000 for the same period in 2000. Amortization of stock-based compensation accounted for $27,000 in the quarter ended September 30, 2001 and $52,000 for the same period in 2000. For the nine months ended September 30, 2001, clinical and regulatory expenses were $1.4 million, and $1.3 million for the same period in 2000. Amortization of stock-based compensation was $91,000 in the nine month period ended September 30, 2001, and $144,000 for the same period in 2000. The remaining increase in spending in 2001 over 2000 was due to hiring additional clinical personnel, the costs involved in the U.S. Secca trial, and collecting data from the Stretta randomized control trial.

Sales and marketing expenses

Sales and marketing expenses were $1.7 million in the quarter ended September 30, 2001, and $910,000 for the same period in 2000. Amortization of stock-based compensation accounted for $66,000 in the quarter ended September 30, 2001, and $126,000 for the same period in 2000. For the nine months ended September 30, 2001, sales and marketing expenses were $5.2 million, and $2.0 million for the same period in 2000. Amortization of stock-based compensation was $239,000 in the nine months ended September 30, 2001, and $296,000 for the same period in 2000. The remaining increase in spending in 2001 over 2000 was primarily due to an increase in expenditures for field sales and clinical support personnel, public relations designed to heighten awareness for our product within the physician community, and activities to promote reimbursement for our products.

General and administrative expenses

General and administrative expenses were $1.1 million in the quarter ended September 30, 2001 and $1.0 million for the same period in 2000. Amortization of stock-based compensation accounted for $193,000 in the quarter ended September 30, 2001, and $358,000 for the same period in 2000. For the nine months ended September 30, 2001, general and administrative expenses were $3.3 million, and $3.1 million for the same period in 2000. Amortization of stock-based compensation was $547,000 in the nine months ended September 30, 2001, and $1.1 million for the same period in 2000. The remaining increase in spending in 2001 over 2000 was primarily due to increased personnel costs as our company expanded and the higher costs relating to being a publicly held company, including legal, accounting, insurance and investor relations.

Interest Income and Expense

During the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000, interest income increased by $239,000. For the nine months ended September 30, 2001, compared to the same period in 2000, interest income increased by $1.4 million. Increases were due to earnings on a greater amount of marketable securities obtained using the cash received from our initial public offering in September 2000.

During the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000, interest expense decreased by $3.0 million. For the nine months ended September 30, 2001, compared to the same period in 2001, interest expense decreased by $4.1 million. The debt for which the interest was due was extinguished in the third quarter of 2000, and no further interest expense has been recorded in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and capital investments with the proceeds from our initial public offering completed in September 2000 totaling $55.0 million, the partial exercise of the underwriter's over-allotment provision totaling $5.2 million, the private sale of equity securities totaling $22.0 million, the issuance of convertible notes totaling $11.8 million and bank equipment line financing totaling $780,000. At September 30, 2001, we had $42.3 million in working capital and our primary source of liquidity was $40.8 million in cash and cash equivalents and marketable securities. In addition, we had $1.0 million invested in long term securities at that date.

Cash used in operating activities was $10.0 million in the nine month period ended September 30, 2001, which consisted of a net loss adjusted for non-cash items of $9.1 million, increased by increases in accounts receivable and inventories of $1.0 million and an decrease in accrued liabilities of $141,000, and partially offset by a decrease in prepaid expenses and other current assets of $318,000.

Cash provided by investing activities amounted to $6.2 million in the nine months ended September 30, 2001, which consisted of proceeds from net maturities and sales of marketable securities of $6.7 million, partially offset by expenditures of $510,000 for property and equipment. As of September 30, 2001, we had no material commitments for capital expenditures.

Cash provided by financing activities was $130,000 in the nine months ended September 30, 2001, of which $251,000 was received from the issuance of common stock. This was partially offset by net increases of $121,000 in related party notes receivable.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Management does not expect the adoption of SFAS 142 to have a material impact on the Company's financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

Factors That May Affect Future Results

We may never achieve or maintain significant revenues or profitability.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $3.0 million in 1998, $14.1 million in 1999, $15.8 million in 2000 and $11.1 million for the nine months ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of approximately $44.0 million. We have generated limited revenues from the sale of our products, and it is possible that we will never generate significant revenues from product sales. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next two years and these losses may increase. It is possible that we will never achieve profitable operations.

The Stretta System is currently our only marketed product. If physicians do not generally adopt our Stretta System, we will not achieve future sales growth.

We commercially introduced our Stretta System, which consists of a radiofrequency generator and a disposable handheld device, in May 2000. We depend on Stretta System sales because the Stretta System accounts for substantially all our revenue, and we anticipate that it will continue to do so through at least 2002. To achieve increasing sales, our product must gain increasing recognition and adoption by physicians who treat gastrointestinal disorders. The Stretta System represents a significant departure from conventional GERD treatment methods. We believe that physicians will not use our Stretta System unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that the Stretta System provides an effective and attractive alternative to conventional means of treatment for GERD. Currently, there is one peer-reviewed journal article, limited peer-reviewed clinical reports and 12-month clinical follow-up data on our Stretta System. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. For example, we believe that physician adoption rates were negatively impacted by adverse events and a voluntary recall which occurred early in the launch of the Stretta System. Future adverse events or recall would also impact future acceptance rates. If physicians do not generally adopt our Stretta System for the treatment and GERD, we may never achieve significant revenues or profitability.

If the effectiveness and safety of our products are not supported by long-term data, our sales could decline and we could be subject to liability.

If we do not produce clinical data supported by the independent efforts of clinicians, our products may never be accepted. We received clearance from the FDA for the use of the Stretta System to treat GERD based upon the study of 47 patients. Safety and efficacy data presented to the FDA for the Stretta System was based on nine-month follow-up studies on 44 of these patients. Although the twelve-month follow-up data supports the six-month data, we may find that data from longer-term patient follow-up studies is inconsistent with those indicated by our relatively short-term data. However, if longer-term patient studies or clinical experience indicate that treatment with the Stretta System does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our sales could decline and we could be subject to significant liability. Further, we may find that our data is not substantiated in studies involving more patients, in which case we may never achieve significant revenues or profitability.

Our clinical studies of the Secca System are in the early stages. The Secca System has undergone a 10-patient pilot study. You should not draw any conclusion about the safety or efficacy of the Secca System based upon data from the pilot study because this study involved only a small patient group. The FDA approved our application to conduct a U.S. multi-center clinical study, which we began in July 2000. In April 2001, we completed the U.S. clinical trial of the Secca System, and expect to submit to the FDA the results thereof during the fourth quarter of 2001. If patient studies or clinical experience do not meet our expectations regarding the benefits of the Secca System, we may not obtain U.S. regulatory clearance or approval to sell the product domestically and our expected revenues from this product may never materialize.

Any failure in our physician education efforts could significantly reduce product sales.

It is important to the success of our sales efforts to educate physicians in the techniques of using the Stretta System. We rely on physicians to spend their time and money to attend our pre-sale educational sessions. Positive results using the Stretta System are highly dependent upon proper physician technique. If physicians use the Stretta System improperly, they may have unsatisfactory patient outcomes or cause patient injury, which may give rise to publicly-available Medical Device Reports filed with the FDA, negative publicity or lawsuits against us, any of which could have a material adverse effect on our sales and profitability.

If health care providers are not adequately reimbursed for the procedures that use our products, or for the products themselves, we may never achieve significant revenues.

Although the Center for Medicare and Medicaid Services ("CMS") granted a new specific APC code providing higher reimbursement levels for the Stretta Procedure for Medicare purposes on October 1, 2001, there is no assurance that private, third-party payors will conform to this. Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta procedure or the products. To date, only a limited number of private third-party payors have agreed to reimburse for the cost of the Stretta procedure or products. Until a sufficient amount of positive peer-reviewed clinical data has been published, insurance companies and other payors may refuse to provide reimbursement for the cost of the Stretta procedure or may reimburse at levels that are not acceptable to providers. Some payors may refuse adequate reimbursement even upon publication of peer-reviewed data. If users of our products cannot obtain sufficient reimbursement from health care payors for the Stretta procedure or the Stretta System disposables, then it is unlikely that our product will ever achieve significant market acceptance.

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


At any time, these competitors or other companies may develop new competitive products that are more effective, adopted more readily, or less expensive than ours. For example, AstraZeneca has developed a new product, Nexium, for the treatment of GERD, which doctors may prescribe in lieu of recommending our Stretta Procedure. Less expensive, generic drugs will be introduced to treat GERD as AstraZeneca's patent for Prilosec, the leading prescription medication for the treatment of GERD, expires in 2001, although pending lawsuits may delay the appearance of competition until at least the second quarter of 2002, after which time companies may manufacture less expensive generic versions of the drug. If we cannot compete effectively in this highly competitive market, we may not be able to achieve our expected revenue growth.

We have limited sales and marketing experience, and our failure to build and manage our sales force or to market and distribute our products effectively will hurt our revenues and profits.

We have limited sales and marketing experience. As of October 1, 2001, we relied on 16 direct sales employees to sell our Stretta System in the United States. We must manage and expand this sales team over the next 24 months to achieve our market share and revenue growth goals. Since we have only recently launched the Stretta System, our sales force has little experience marketing the product, and we cannot predict how successful they will be in selling the product. There are significant risks involved in building and managing our sales force and marketing our products, including our:

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

We currently have a total of five distribution agreements: one each in Germany, Italy, Greece and South Africa and one covering sales in the region of Belgium, the Netherlands and Luxembourg (Benelux). If we fail to adequately build and manage our domestic and foreign sales force, or to effectively market and distribute our products domestically and internationally, then our revenues and our profitability will be materially and negatively impacted.

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

Although we have obtained 510(k) clearance for the Stretta System for use in treating GERD, our clearance can be revoked if postmarketing data demonstrates safety issues or lack of effectiveness. Moreover, we will need to obtain 510(k) clearance or premarket ("PMA") approval to market the Secca System for fecal incontinence and for any other new products we wish to market. If the FDA concludes that the Secca System does not meet the requirements to obtain 510(k) clearance, then we would have to seek PMA approval. We cannot assure you that the FDA will not impose the more burdensome PMA approval process upon this technology in the future. More generally, we cannot assure you that the FDA will ever grant 510(k) clearance or premarket approval for any product we propose to market. If the FDA withdraws or refuses to grant approvals, we will be unable to market such products in the United States.

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

Any modification to an FDA 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new FDA 510(k) clearance or possibly PMA approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any such decision. We have modified aspects of our Stretta System, but we believe that new 510(k) clearances are not required. We may modify future products after they have received clearance or approval, and, in appropriate circumstances, we may determine that new clearance or approval is unnecessary. We cannot assure you that the FDA would agree with any of our decisions not to seek new clearance or approval. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification to a previously cleared product, we also may be required to cease marketing or recall the modified device until we obtain such clearance or approval. Also, in such circumstances, we may be subject to significant regulatory fines or penalties.

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

In February 2001, we entered into a total of four distribution agreements: one each in Germany, Italy and Greece and one covering sales in the region of Belgium, the Netherlands, and Luxembourg (Benelux). In August 2001, we entered into a distribution agreement in South Africa. We are training these distributors and only began selling our products in international markets in April 2001. To successfully market our products internationally, we must address many issues with which we have little or no experience. We have obtained regulatory clearance to market the Stretta System in the European Union, Australia, and Canada, and to market the Secca System in the European Union, but we have not obtained any other international regulatory approvals for other markets or products. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, although contracts already signed with European distributors specify payment in U.S. dollars, future international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in foreign countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

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

As of November 1, 2001, we had 34 issued or allowed U.S. patents and 34 pending U.S. patent applications; this includes 16 issued U.S. patents and 17 pending U.S. patent applications licensed in from third-parties. We rely on patent, copyright, trade secret and trademark laws to protect our products, including our Stretta Catheter and our Curon Control Module, from being duplicated by competitors. However, these laws afford only limited protection. Our patent applications and the notices of allowance we have received may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Patents we have obtained and may obtain in the future may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights do not adequately protect our commercial products, our competitors could develop new products or enhance existing products to compete more directly and effectively with us and harm our product sales and market position.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In June 2001, Hershel E. Fancher et al ("Plaintiff") filed a civil action against us in the United States District Court, Western District of Kentucky, Louisville Division, alleging that he sustained a nerve injury and damage to his gastrointestinal tract during a Stretta procedure caused by the defective design and manufacture of our product. Plaintiff's allegations against us include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantibility, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had given Informed Consent to the treating institution for the procedure. Plaintiff is seeking a trial by jury and unspecified damages. We believe Plaintiff's claim is without merit.

In September 2001, Diana Conklin ("Plaintiff") filed a civil action against a number of defendants, including Curon, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that she sustained injury when undergoing surgery utilizing the Stretta System, caused by defects in design and manufacture. Plaintiff also alleges negligence in the design, manufacture, advertising and sale of the Stretta System and that its warnings, instructions and directions for use were inadequate. Additional defendants include the treating physicians and the associated medical institutions, who, it is alleged, were medically negligent in treatment of Plaintiff. Plaintiff is seeking unspecified damages. We believe Plaintiff's claim against us is without merit.

Item 2.  Changes in Securities and Use of Proceeds

On September 26, 2000, we completed the sale of 5,000,000 shares of our common stock at a per share price of $11.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-37866), which the United States Securities and Exchange Commission declared effective on September 21, 2000. On October 24, 2000, we completed the sale of an additional 475,000 shares of our common stock at a per share price of $11.00 pursuant to the exercise of the over-allotment option by the underwriters. Of the approximately $54.8 million in net offering proceeds, through September 30, 2001, we have used approximately $12.0 million for the repayment of debt and accrued interest, $4.0 million for research and development, $2.9 million for the manufacture of products, $1.7 million for clinical expense and reimbursement efforts, $5.5 million for sales and marketing initiatives to support the commercialization of the Stretta System and $4.3 million for general corporate purposes. All amounts represent estimates of direct or indirect payments of amounts to third parties.

We have made a $150,000 loan to David S. Utley, M.D., our Chief Medical Officer, which has a two-year maturity date, a $68,000 loan to James Goode, our Vice President of Sales, which has a one year maturity date, and a $75,000 loan to John Gaiser, our Vice President of Engineering, Research and Development, which has a nine-month maturity. Other than these loans, no amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company, other than amounts related to the repayment of debt and accrued interest, which amounts matured less than one year from the date of issuance. The use of proceeds described above do not represent a material change in the use of proceeds describe in the Offering prospectus.

Item 6. Exhibits and Reports on Form 8-K

     (a) 10.19 Security Agreement with John Gaiser, Vice President of Engineering, Research and Development.

     (b) There were no reports on Form 8-K during the quarter ended September 30, 2001.

                               CURON MEDICAL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CURON MEDICAL, INC.
                                          (Registrant)

Date: November 14, 2001                  By: /s/ John W. Morgan
                                         ----------------------

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