Form 10-K
period 2001-12-31
CURON MEDICAL INC
filed 2002-03-29
CIK 1114365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31519

CURON MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0470324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

735 Palomar Avenue
Sunnyvale, CA 94085
(Address of principal executive offices, including zip code)

(408) 773-9910
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

The aggregate market value of stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 22, 2002, as reported on the Nasdaq National Market, was approximately $31.9 million.

The number of shares of Common Stock outstanding as of March 22, 2002: 19,649,410 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

CURON MEDICAL, INC.

FORM 10-K

i

PART I

Item 1.     Business

This Report on Form 10-K contains certain forward-looking statements regarding future events. Actual events or results may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under “Additional Risk Factors”.

Company Overview

Curon was incorporated in Delaware in May 1997. We develop, manufacture and market innovative proprietary products for the treatment of gastrointestinal disorders. Our products consist of radiofrequency generators and single-use disposable devices. Our first product, the Stretta System®, received United States Food and Drug Administration clearance in April 2000 for the treatment of gastroesophageal reflux disease, commonly referred to as GERD, which affects approximately 14 million U.S. adults on a daily basis. Unlike medication, which temporarily suppresses GERD symptoms, our Stretta System is designed to apply radiofrequency energy to treat the causes of GERD. Our Stretta System consists of a disposable flexible catheter with needle electrodes and a control module, which is a radiofrequency energy generator. Using the control module, the physician delivers a precise amount of radiofrequency energy to the lower esophageal sphincter. The delivery of this thermal energy creates lesions in the muscle of the lower esophageal sphincter that reabsorb over time causing tissue contraction. This results in a tightening of the sphincter which reduces reflux into the esophagus.

We commercially launched the Stretta System in May 2000 at a major gastroenterology conference and have only limited revenues to date. As of December 31, 2001, approximately 2,300 patients have been treated with the Stretta procedure. Our second product, the Secca System™, is a radiofrequency treatment for fecal incontinence. In April 2001, we completed the U.S. clinical trial of the Secca System, the results of which were submitted to the FDA in December 2001. In March 2002, we received 510(k) clearance from the FDA to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies like diet modification and biofeedback. We will commercialize the Secca System in the second quarter of 2002.

We have a direct sales force to market and sell our products in the United States. We target the Stretta System at high volume gastroenterologists and gastroenterology practice groups and general surgeons. In addition, we market to endoscopy suite facilities. In the U.S., there are approximately 9,000 gastroenterologists, 3,000 surgeons, 4,000 hospital endoscopy suites and approximately 4,000 ambulatory treatment centers that perform procedures similar to the Stretta procedure. As of December 31, 2001, we have delivered 146 control modules in the U.S. We intend to continue to focus expansion of our marketing program to the medical community, and develop brand awareness of our products.

The Secca System is targeted primarily at colon and rectal surgeons, the physicians that most commonly treat fecal incontinence. There are approximately 1,000 colon and rectal surgeons in the U.S. Secondarily, the Secca System will be marketed to general surgeons and gastroenterologists. The Secca System additionally carries the CE Mark and will be sold through distributors in the European Union. The first European Secca procedures were performed in Germany, Denmark and Italy in March 2002.

Our Stretta System has also received European, Australian and Canadian clearance, and our Secca System has received clearance in Europe. We opened an office in Belgium in March 2001 and signed distribution agreements for the sale of our products in Europe. We have a total of seven distribution agreements: one each in Germany, Italy, Greece, Portugal and South Africa one covering sales in the region of Belgium, the Netherlands, and Luxembourg (Benelux) and one covering sales in the region of Denmark, Sweden, Norway and Finland (Scandinavia). We do not expect to significantly expand our sales coverage beyond the United States and Europe before 2003.

Business Strategy

Our strategy is to establish the Stretta System, which delivers radiofrequency energy in a temperature controlled, minimally-invasive manner, precisely to the lower esophageal sphincter, as the standard of care for GERD. We believe that the benefits patients enjoy from the use of the Stretta System are:

•	Benefits over medication

•	Reduction in reflux

•	Absence of need to take medication and interrupt daily schedule

•	No observed persistent side effects

•	Lower cost as compared to the cost of purchasing medication over the long term

•	Benefits over fundoplication, an alternative surgery that wraps the upper stomach around the lower esophageal sphincter

•	Shorter with less anesthesia: one-hour procedure under conscious sedation as compared to three-hour procedure under general anesthesia

•	Less invasive because procedure is performed through the mouth instead of through incision in abdomen

•	Outpatient procedure as opposed to one to four day inpatient hospitalization

We believe the Stretta System also benefits the payor through improved outcomes and lower costs. In addition, the Stretta System provides gastroenterologists with the flexibility to perform the procedure in endoscopy suites rather than requiring them to refer patients to general surgeons.

We have evaluated our Secca System through clinical trials and received clearance from the FDA in March 2002 to market it in the United States for the treatment of fecal incontinence in patients who have failed more conservative therapies like diet modification and biofeedback. The system is CE marked and can be sold in the European Union countries. We intend to make the Secca System the standard of care for fecal incontinence. We will commercialize the Secca System in the United States by geographical area commencing in June 2002. In Europe we will concentrate first on the German and Italian markets.

For the Stretta System, we have established a direct sales and distribution network in the United States to target the approximately 4,000 hospital endoscopy suites and approximately 4,000 ambulatory treatment centers. We are also developing a network of distributors in selected European countries. In the United States, we have 16 salespeople and 6 clinical applications specialists. In Europe, we have seven distributors covering 12 countries. We may hire additional salespeople or enter new distributorships to further market our products and penetrate other areas of the world.

We have acquired and may continue to acquire complementary technologies. We have a license agreement with Gyrus Group PLC (formerly Somnus Medical Technologies, Inc) for the use of technology related to Gyrus’ radiofrequency generator. We also have entered into license agreements with the University of Kansas Medical Institute and with Messrs. Shadduck and Baker relating to applying radiofrequency energy to tissue. We intend to enter into license agreements with other persons or companies covering technology relating to treating diseases of the gastrointestinal tract.

GERD: The problem and conventional treatment options

GERD is the frequent backward flow, or reflux, of stomach contents into the esophagus, the muscular tube that connects the mouth to the stomach. In the lower part of the esophagus, there is an area of thickened muscle known as the lower esophageal sphincter which, when functioning properly, acts as a one-way valve, allowing food to pass down from the esophagus into the stomach, but preventing reflux. In GERD patients, the lower esophageal sphincter does not function properly and allows chronic reflux to occur. Stomach acid, enzymes and bile irritate the esophagus and cause a wide range of symptoms and complications, most commonly persistent severe heartburn and chest pain. In some GERD sufferers, the pain is acute enough to require an emergency room visit. People with GERD often have difficulty sleeping due to increased reflux and heartburn when they lie down. Also, damage to the esophagus caused by reflux may result in more serious complications, such as erosion or ulceration of the esophagus, build-up of scar tissue that can narrow and obstruct the esophagus, and Barrett’s epithelium, a condition that increases the risk of esophageal cancer.

Prescription medication is the primary treatment option used by people with GERD. There are many widely prescribed medications, including Prilosec, with worldwide sales of approximately $7 billion in 2001, Prevacid, Tagamet, Pepcid and Zantac. Although these medications temporarily ease heartburn symptoms by reducing stomach acid, they do not prevent reflux or treat the underlying causes of GERD. Side effects may include diarrhea, headaches, dizziness and nausea. Taken regularly, these medications are expensive, costing an estimated average of $2,300 per year based solely on retail prices for medication requirements of the patients in our clinical trial. Many GERD patients do not want to be dependent on medications and have difficulty complying with prescribed lifestyle modifications that require ongoing fundamental changes in eating, drinking and sleeping behavior.

The most common corrective treatment for GERD is fundoplication surgery. This inpatient surgical procedure costs approximately $11,700, involves a prolonged recovery period, and exposes the patient to a significant risk of serious side effects. Consequently, physicians are reluctant to refer otherwise healthy patients for the surgery. An estimated 70,000 patients underwent fundoplication surgery in the United States in 2001.

Our Solution: The Stretta System

Our proprietary Stretta System provides physicians with the tools to perform a minimally invasive, outpatient and cost-effective procedure for the treatment of GERD. Unlike medication, the Stretta procedure is designed to treat GERD, rather than simply manage symptoms. Unlike fundoplication surgery, the Stretta procedure is an outpatient procedure with minimal side effects. The Stretta procedure, which we believe costs about $2,000, is designed to take less than an hour utilizing techniques commonly used by gastroenterologists. Most treated patients have been able to return to normal activities within one day of treatment and reduce or eliminate medication use shortly thereafter. We believe that the Stretta procedure’s effectiveness and relatively low cost, combined with the absence of significant discomfort and side effects, makes it a clinically and economically attractive GERD treatment compared to either medication or fundoplication surgery.

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

The Secca System: Treatment of Fecal Incontinence

We have applied our experience with the Stretta System to the development of the Secca System, which is designed to treat fecal incontinence, a condition that affects up to 16 million U.S. adults. Fecal incontinence is caused by damage to the anal sphincter from childbirth or surgery, neurologic disease, injury or age. It is a life-altering condition that, like GERD, lacks minimally invasive corrective treatment alternatives. The most common treatment options control, but do not correct, the condition, and include the use of protective undergarments, diet modification and over-the-counter dietary supplements. Current corrective treatment options include highly invasive surgery and are rarely utilized.

The Secca System is designed to provide a minimally invasive, outpatient, and cost-effective procedure for the treatment of fecal incontinence. The Secca procedure utilizes the same technology and treatment concepts as the Stretta System. Using our Curon Control Module and our handheld disposable device called the Secca Handpiece, physicians deliver radiofrequency energy into the muscle of the anal sphincter to improve its barrier function. We completed a U.S. clinical trial of the Secca System in April 2001, and submitted the results to the FDA in the December 2001. In March 2002, we received 510(k) clearance from the FDA to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies like diet modification and biofeedback.

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

Single-use disposable devices

Both the Stretta Catheter and the Secca Handpiece are disposable products incorporating innovative designs that enable a physician to easily access the treatment site and accurately deliver radiofrequency energy into the tissue. Features include:

•	Four electrode needles, which are deployed into the tissue at the treatment site for delivery of radiofrequency energy;

•	Irrigation ports located at the base of each electrode, which deliver water to the surface tissue during treatment;

•	Thermocouples located at each needle tip and base, which provide continuous temperature readings to the Curon Control Module, enabling precise temperature control;

•	A balloon in the Stretta Catheter, which is inflated once the Stretta Catheter reaches the lower esophageal sphincter to maintain catheter positioning; and

•	An illuminated clear window in the Secca Handpiece that enables the physician to view the treatment site.

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

Radiofrequency energy

Our products are based on radiofrequency energy delivery, which has a long history of use in medical applications. Radiofrequency energy has been cleared by the FDA for many therapies involving tissue heating, tissue remodeling and nerve pathway interruption, including:

•	shrinking prostatic tissue to treat enlarged prostates;

•	interrupting nerve pathways in the heart to treat irregular heartbeats;

•	shrinking tissue in the shoulder joint to prevent repeated shoulder dislocation; and

•	shrinking tissue in the base of the tongue to alleviate obstructive sleep apnea.

We intend to develop additional innovative products that utilize radiofrequency, as well as expand beyond radiofrequency for treatment of additional gastrointestinal disorders.

Clinical and Regulatory Status

Stretta clinical studies

In April 2000, we received 510(k) clearance from the FDA to market the Stretta System for the treatment of GERD. To evaluate the Stretta System, we conducted an open label multi-center U.S. clinical trial with leading investigators at 14 institutions, in which 131 patients were treated. We measured how well the procedure eliminated the need for heartburn medication, improved symptoms, improved quality of life, and reduced the amount of acid detected in the esophagus. Results from the initial 47 patients treated were submitted to the FDA. Six-month data was available for 44 of the 47 treated patients because three patients did not participate in the voluntary follow-up testing. The follow-up data indicated that the Stretta procedure led to significant improvement in both objective and subjective measurements. A subset of this data was presented at the Digestive Disease Week 2000 and published in abstract form in GI Endoscopy. Twelve-month data for 118 of the 131 patients was presented at the Digestive Disease Week 2001 and published in GI Endoscopy Volume 55, No. 2, 2002.

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

In May 2000, we began an eight-center, randomized controlled trial of the Stretta System in the United States that we completed in January 2001 after treating 62 patients. In this trial, patients received either the

Stretta procedure or a placebo procedure, and the results were compared. Patients who had received the placebo procedure are now eligible to receive the Stretta procedure and we compiled complete results during the first quarter of 2002. We are using the data generated for future peer-reviewed publications and for presentations at national scientific meetings and expect that this data will influence physician adoption rates, facilitate reimbursement approvals and enhance marketing activity.

Secca clinical studies

In November 1999, we conducted a pilot study at a leading medical institution in Mexico City. Ten patients with fecal incontinence were treated with the Secca System. One year following the procedure, most patients showed significant improvements in fecal incontinence symptoms, incontinence-related quality of life and general quality of life, each as measured by validated questionnaires. We have received no reports of persistent complications or persistent side effects. Based on these encouraging preliminary results, we have further evaluated the Secca System in a multi-center U.S. clinical study involving six sites and 50 patients, which began in July 2000. This study was completed in April 2001, and the data was compiled and submitted to the FDA in December 2001. We received 510(k) clearance from the FDA in March 2002 to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies like diet modification and biofeedback. We intend to target the Secca System primarily to colorectal surgeons, approximately 1,000 of whom practice in the United States. Secondarily, we intend to target gastroenterologists, particularly those who are familiar with the Stretta System.

Research and Development

Our research and development activities are conducted internally by a research and development staff and, as of December 31, 2001, we had 10 employees. Our research and development efforts are focused on development of additional products for new gastrointestinal indications, design changes intended to reduce manufacturing cost as well as evaluation of existing product alternatives. We intend to develop products that leverage our existing radiofrequency energy platform, and we also plan to explore options utilizing technology not associated with this platform. We have a number of new projects and products under development, including several projects related to development of a new generator as well as development of additional products for treatment of gastrointestinal disorders.

In addition to working on new products, our research and development organization is developing products and fixtures that are designed to reduce the time to manufacture, improve quality or reduce cost of products. Our research and development expenditures were $2.8 million in 2001, $4.2 million in 2000 and $9.0 million in 1999. Amortization of stock-based compensation included in these numbers was $205,000 in 2001, $629,000 in 2000 and $4.1 million in 1999. Pilot manufacturing costs included in the research and development expenditures were $1.0 million in 1999 and $1.1 million in the first two quarters of 2000.

Manufacturing

Our manufacturing strategy is to conduct a significant portion of the manufacturing process in-house to control quality and manufacturing efficiency. Over time, we intend to move some manufacturing operations to less costly manufacturing locations both within and outside the United States, to manufacturers meeting our quality standards, in order to reduce costs and to add additional capacity. As of December 31, 2001, we did not subcontract the manufacture of sub-assemblies to outside manufacturers.

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

We have no experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales, and we cannot assure you that we can establish high volume manufacturing or, if established, that we will be able to manufacture our products in high volumes with commercially acceptable yields. To achieve our business plan, we expect to hire additional personnel to assemble our catheters. There is a shortage of such personnel in our area and we cannot be sure that we will be able to recruit and retain them. We will also need to achieve some enhancements to our manufacturing operations to increase our capacity. We cannot guarantee we will achieve this objective.

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

Currently, only one supply source exists for the peristaltic pump and the computer chip used in our Curon Control Module. For these two components, we believe we have accumulated enough product to allow time to research alternatives without harming our business. The peristaltic pump integrated into the Control Module is manufactured by our supplier in accordance with our specifications. We have contracted with the supplier for ongoing supply, and we have secured inventory that we believe is sufficient to allow us time to locate and qualify a new pump supplier should our current supplier fail to fulfill our needs. If a new pump is incorporated into the Control Module, then the Control Module may require regulatory clearance under the FDA’s 510(k) process, which could take several months or more. Also, a computer chip in the Control Module is no longer manufactured. This chip is currently available from multiple suppliers, but we cannot assure you that it will be available in the future. We have purchased an inventory of these chips sufficient to meet our projected manufacturing needs for at least the next 18 months and we are currently working on developing a new generator that will use newer chip technology. As with the pump, we cannot incorporate a new chip into the generator without regulatory clearance under the FDA’s 510(k) process, which could take several months or more.

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

As of December 31, 2001, we had 18 issued or allowed U.S. patents and 21 pending U.S. patent applications. We intend to continue to file for patents for our technologies to strengthen our position. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require employees, consultants and advisors who are expected to work on our products to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Certain aspects of our products incorporate technology subject to patents that we have licensed from others. As of December 31, 2001, we had licensed in 16 issued and allowed U.S. patents and 17 pending U.S. patent applications. We have a license with Gyrus Group PLC for their generator technology. The non-exclusive license gives us the right to manufacture, have manufactured, use, offer to sell, sell and import Gyrus’ radiofrequency generator technology for use in the treatment of GERD and other medical disorders of the digestive tract. The license expires on October 6, 2017. During the term of the license, we are obligated to pay a royalty to Gyrus for our sale of generators that incorporate the licensed technology. We have also licensed patented technology from the University of Kansas Medical Research Institute relating to applying radiofrequency energy to tissue. This is an exclusive, worldwide and royalty-bearing license allowing us to incorporate the patented technology in our products to treat medical disorders throughout the gastrointestinal tract. The license expires on September 17, 2013 and may be terminated earlier for breach. We have also licensed other patents that we believe may apply to our current business or that we may incorporate into future products. We intend to continue to license technologies to strengthen our competitive position.

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the possibility of an infringement claim against us grows. While we attempt to ensure that our products do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products and the methods they employ may be covered by U.S. patents held by them. In addition, our competitors may assert that future products we may market infringe their patents.

Competition

The medical device industry is subject to intense competition. To be successful, we must establish our products, and the procedures in which our products are used, as attractive alternatives to currently available treatments.

Our primary competitors in the GERD market are manufacturers and marketers of existing pharmaceutical and surgical treatments for GERD, and manufacturers focused on innovative outpatient treatments. We compete with manufacturers of medications, such as Zantac, Pepcid, Aciphex, Prontonex, Prilosec and Nexium. These manufacturers and manufacturers of generic medication equivalents have significantly greater resources than we do. These companies may market products more aggressively, gain influence among opinion leaders, or lower their prices, all of which may affect the adoption of and the market for our products. We also compete with manufacturers of devices and equipment used in laparoscopic fundoplication. Increased publicity regarding these procedures or advantageous pricing may adversely affect the market for our products. Both medication treatment and fundoplication are established GERD therapies with well-defined reimbursement profiles.

We also compete with a number of companies that are working on GERD treatments that eliminate or reduce the need for medication but are less invasive than surgery. For example, C.R. Bard has developed an endoscopic suturing system that enables patients to undergo a fundoplication-like surgery in the endoscopy suite as an outpatient procedure. The device used in this procedure received FDA marketing clearance in March 2000. We compete with several companies that are developing bulking agents to be injected into the muscle of the lower esophageal sphincter. Enteric Medical has developed a liquid polymer for injection into the lower esophageal sphincter. Endonetics, which was recently acquired by Medtronic, is also developing an injectable system. There may also be other companies developing innovative therapies of which we are not aware.

In the fecal incontinence market, we consider our primary competitors to be American Medical Systems, who received FDA clearance in December 2001 to market their Artificial Bowel Sphincter (ABS) for the treatment of severe fecal incontinence, and Medtronic, who is developing an implantable device for treatment of severe incontinence. Both of these competitors have significantly greater resources than we do, and we cannot assure you that we will be able to compete effectively with these companies.

Government Regulation

Our products are medical devices subject to extensive regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities that we will perform:

•	Product development;

•	Product testing;

•	Product labeling;

•	Product storage;

•	Premarket clearance or approval;

•	Advertising and promotion;

•	Product sales and distribution.

FDA’s premarket clearance and approval requirements

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

510(k) Clearance Pathway:    To obtain 510(k) clearance for one of our products, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it can last longer.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

PMA Approval Pathway:    If the FDA denies 510(k) clearance for one of our products, the product must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. The PMA approval pathway is much more costly, lengthy and uncertain than 510(k) clearance. It generally takes from one to three years or even longer.

Clinical Trials:    A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. Such trials generally require submission of an application for an Investigational Device Exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. In June 2000, we received IDE approval allowing us to commence a multicenter clinical trial of the Secca System. We began the trial in July 2000. In April 2001, we completed this trial and the results were submitted to the FDA in December 2001.

In April 2000, we received 510(k) premarket clearance from the FDA for the Stretta System for the treatment of GERD, and in March 2002 we received 510(k) premarket clearance from the FDA for the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies like diet modification and biofeedback. We cannot assure you that the FDA will not deem one or more of our future products to be a class III device subject to the more burdensome PMA approval process.

Pervasive and continuing FDA regulation

After a device is placed on the market, numerous regulatory requirements apply. These include: the quality system regulation, or QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA’s general prohibition against promoting products for unapproved or off-label uses; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. Class II devices also can have special controls such as performance standards, postmarket surveillance, patient registries, and FDA guidelines that do not apply to class I devices. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply, the Agency can institute a wide variety of enforcement actions against us, ranging from a public Warning Letter to more severe sanctions such as:

•	Fines, injunctions, and civil penalties;

•	Recall or seizure of our products;

•	Operating restrictions, partial suspension or total shutdown of production;

•	Refusing our requests for 510(k) clearance or PMA approval of new products;

•	Withdrawing 510(k) clearance or PMA approvals already granted; and

•	Criminal prosecution.

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

Foreign regulation

Our products are also regulated as medical devices outside the United States by government agencies and are subject to registration requirements in many of the foreign countries in which we plan to sell our products. Our Stretta and Secca Systems carry a CE Mark, which is required for European product sales. The Stretta System carries a Therapeutic Goods Administration license, which is required for product sales in Australia. Our facility has been audited and certified to be ISO9001/EN46001 compliant, which allows us to sell our products in Europe. Our facility is subject to inspection by TUV/Essen. We plan to seek approval to sell the Stretta and Secca Systems in additional foreign countries. The time and cost required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

Third Party Reimbursement

In the United States, health care providers generally rely on third-party payors, principally private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. Medicare reimburses hospital outpatient clinics on a prospectively determined fixed amount for the costs associated with an outpatient procedure. Individual outpatient procedures are assigned Ambulatory Payment Classification (APC) codes. Effective October 1, 2001, the Center for Medicare and Medicaid Services, CMS (formerly HCFA), revised its outpatient coding and payment for the Stretta procedure. Further, CMS has provided guidance on the use of existing physician CPT codes for Stretta as well. However, as this coding direction does not constitute a coverage decision, we cannot assure you that the Stretta procedure will be reimbursed or that the amounts reimbursed under this code will be adequate.

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

Reimbursement by third-party payors is often positively influenced by the existence of peer-reviewed publications of long-term safety and efficacy data. We have collected and published data on six-month results after treatment with the Stretta System which was published in a peer-reviewed journal in 2001. We have collected and published data on twelve-month results which has been published in early 2002. While we cannot assure you that our products will be reimbursed without publications of longer-term data, we are actively encouraging ongoing research studies to evaluate and publish the long-term safety and efficacy of the Stretta System. In addition, many third-party payors require that randomized studies be conducted to determine the effect of the procedure versus placebo or another standard of care. As of December 31, 2001, we have completed a randomized, controlled, multi-center study to generate this data, and plan to publish the results in the first quarter of 2002. We cannot assure you that the Stretta System will have compelling results in this study, or that the results will be published in a timely manner or at all, or that such publication will benefit our reimbursement efforts.

To facilitate reimbursement for the Stretta System, we have established a dedicated reimbursement department. The department assists physicians and patients in obtaining insurers’ pre-approval for the Stretta procedure. Among other things, this group works directly with third-party payors to ensure their understanding of the therapeutic and economic benefits of the Stretta Procedure, and seeks to influence them to develop coverage decisions which incorporate the Stretta System into their standards of care for GERD.

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

Employees

As of December 31, 2001, we had 91 employees, with 29 employees in operations, 10 employees in research and development, 35 employees in sales and marketing, 11 employees in general and administrative, and 6 employees in clinical and regulatory affairs. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

Additional Risk Factors

We may never achieve or maintain significant revenues or profitability.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.4 million in 2001, $15.8 million in 2000 and $14.1 million in 1999. We have generated limited revenues from the sale of our products, and it is possible that we will never generate significant revenues from product sales in the future. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next several years and these losses may increase. It is possible that we will never achieve profitable operations.

If we fail to take adequate action to remedy problems that have adversely affected our operations our future performance may be harmed.

In 2001, we became aware of some issues that negatively impacted our earnings. For example, we learned that it is time consuming to obtain purchase commitments for our products because of the number of individuals at hospitals who need to approve the purchase. As a result, we changed our sales and marketing models to more effectively address this issue. We also became aware of misinformation in the marketplace regarding past adverse events associated with our procedure. In response, we dedicated resources to educating physicians regarding the use of our products to combat this misinformation. Our efforts to rectify these situations may not be sufficient. In addition, the cost of our efforts in addressing these matters diverts resources that could be allocated to increasing revenues. In the future, we may experience similar problems and if we are unable to take appropriate action and take it quickly our results of operations and our financial performance will be harmed.

The Stretta System is our only marketed product. If physicians do not adopt our Stretta System, we will not achieve future sales growth.

We commercially introduced our Stretta System, which consists of a radiofrequency generator and a disposable handheld device, in May 2000. We are highly dependent on Stretta System sales because we anticipate that the Stretta System will account for substantially all our revenue through at least 2002. To achieve increasing sales, our product must gain recognition and adoption by physicians who treat gastrointestinal disorders. The Stretta System represents a significant departure from conventional GERD treatment methods. We believe that physicians will not use our Stretta System unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that the Stretta System provides an effective and attractive alternative to conventional means of treatment for GERD. Currently, there is one peer-reviewed journal article, limited peer-reviewed clinical reports and 12-month clinical follow-up data on our Stretta System. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. For example, we believe that physician adoption rates were negatively impacted by adverse events and a voluntary recall, which occurred early in the launch of the Stretta System. Future adverse events or recall would also impact future acceptance rates. If physicians do not adopt our Stretta System, we may never achieve significant revenues or profitability.

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

Our clinical studies of the Secca System are in the early stages. The Secca System has undergone a 10-patient pilot study and the FDA approved our application to conduct a U.S. multi-center clinical study, which we began in July 2000. In April 2001, we completed the U.S. clinical trial of the Secca System, the results of which were submitted to the FDA in December of 2001. In 2002, we intend to commence a randomized, double-blinded, sham controlled trial in the U.S. If patient studies or clinical experience do not meet our expectations regarding the benefits of the Secca System, our expected revenues from this product may never materialize.

Any failure in our physician education efforts could significantly reduce product sales.

It is important to the success of our sales efforts to educate physicians in the techniques of using the Stretta System. We rely on physicians to spend their time and money to attend our pre-sale educational sessions. Positive results using the Stretta and Secca Systems are highly dependent upon proper physician technique. If physicians use either system improperly, they may have unsatisfactory patient outcomes or cause patient injury, which may give rise to negative publicity or lawsuits against us, any of which could have a material adverse effect on our sales and profitability.

If health care providers are not adequately reimbursed for the procedures which use our products, or for the products themselves, we may never achieve significant revenues.

Although the Center for Medicare and Medicaid Services, or CMS, granted a new specific APC code providing higher reimbursement levels for the Stretta Procedure for Medicare purposes on October 1, 2001, there is no assurance that private, third-party payors will conform to this. Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta procedure or the products. To date, only a limited number of private third-party payors have agreed to reimburse for the cost of the Stretta procedure or products. Until a sufficient amount of positive peer-reviewed clinical data has been published, insurance companies and other payors may refuse to provide reimbursement for the cost of the Stretta procedure or may reimburse at levels that are not acceptable to providers. Some payors may refuse adequate reimbursement even upon publication of peer-reviewed data. If users of our products cannot obtain sufficient reimbursement from health care payors for the Stretta procedure or the Stretta System disposables, then it is unlikely that our product will ever achieve significant market acceptance. The Secca procedure has not yet received any coding decision and no tests have yet been made of the willingness of third party health care payors to reimburse the costs of the procedure. We cannot assure you that the procedure will ever by reimbursed. Failure to achieve reimbursement will have a serious negative effect on our revenues.

Reimbursement from third-party health care payors is uncertain due to factors beyond our control.

Even if third-party payors provide adequate reimbursement for the Stretta procedure, adverse changes in third-party payors’ policies toward reimbursement could preclude market acceptance for our products and have a material adverse effect on our sales and revenue growth. We are unable to predict what changes will be made in the reimbursement methods used by third-party health care payors.

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

The market for the treatment of GERD is dominated by companies that have well-established products, reputations and resources. We primarily compete with large pharmaceutical companies such as AstraZeneca, Takeda Abbott Pharmaceuticals and Merck, which collectively generate over $6 billion in annual U.S. revenues from sales of medication for the treatment of GERD symptoms. We also compete with large medical device companies such as Johnson & Johnson/Ethicon, which makes instrumentation for fundoplication surgery, and C.R. Bard, which received FDA clearance for an endoscopic suturing device for the treatment of GERD in April 2000. C.R. Bard announced on May 30, 2001, that it had received an offer to be acquired by Tyco International, Inc., one of whose divisions is U.S. Surgical. Boston Scientific has recently signed an agreement with Enteric to market a liquid polymer that is injected into the lower esophageal sphincter for the treatment of GERD. In December 2001, Medtronic announced that it had purchased Endonetics, Inc., a developer of biomaterial that can be endoscopically place in the wall of the lower esophagus, improving performance of the esophageal sphincter for treatment of GERD.

These larger companies enjoy several competitive advantages over us, which may include:

•	existing widely-adopted medications and procedures for the treatment of GERD;

•	established reputations within the medical community;

•	established distribution networks that permit these companies to introduce new products and have such products accepted by the medical community promptly;

•	established relationships with health care providers and payors that can be used to facilitate reimbursement for new treatments; and

•	greater resources for product development and sales and marketing.

At any time, these competitors or other companies may develop new competitive products that are more effective or less expensive than ours. For example, AstraZeneca has developed a new product, Nexium, for the treatment of GERD, which doctors may prescribe in lieu of recommending our Stretta Procedure. Less expensive, generic drugs will be introduced to treat GERD as AstraZeneca’s patent for Prilosec, the leading prescription medication for the treatment of GERD, expired in 2001, although pending lawsuits may delay the appearance of competition until at least the second quarter of 2002. If we cannot compete effectively in this highly competitive market, we may not be able to achieve our expected revenue growth.

We have limited sales and marketing experience, and our failure to build and manage our sales force or to market and distribute our products effectively will hurt our revenues and profits.

We have limited sales and marketing experience. As of December 31, 2001, we relied on 16 direct sales employees to sell our Stretta System in the United States. We must manage this sales team over the next 24 months to achieve our market share and revenue growth goals. Since we have only recently launched the Stretta System, our sales force has little experience marketing the product, and we cannot predict how successful they will be in selling the product. Since we have not yet commercially launched our Secca System, our sales force has no experience marketing that product. There are significant risks involved in building and managing our sales force and marketing our products, including our:

•	Inability to hire a sufficient number of qualified sales people with the skills and understanding to sell the Stretta and Secca Systems effectively;

•	Failure to adequately train our sales force in the use and benefits of our products, making them less effective promoters; and

•	Failure to accurately price our products as attractive alternatives to conventional treatments.

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

We currently have a total of seven distribution agreements: one each in Germany, Italy, Greece, Portugal, and South Africa, one covering sales in the region of Belgium, the Netherlands, and Luxembourg (Benelux) and one covering sales in the region of Denmark, Sweden, Norway and Finland (Scandinavia). If we fail to adequately build and manage our domestic and foreign sales force, or to effectively market and distribute our products internationally, then our revenues and our profitability will be materially and negatively impacted.

We have limited experience manufacturing our products in commercial quantities, which could adversely impact the rate at which we grow.

Because we have only limited experience in manufacturing our products in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. For example, in December 2000, we voluntarily recalled certain of our catheters because of manufacturing issues. We may encounter difficulties and delays in manufacturing our products for the following additional reasons:

•	We have limited experience manufacturing our products in compliance with the FDA’s Quality System Regulation;

•	To increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for the assembly and testing operations; and

•	Some of the components and materials necessary for manufacturing our products are currently provided by a single supplier.

Although we believe that our current manufacturing facility will be adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand our manufacturing facilities to begin large-scale manufacturing. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our Stretta or Secca Systems. Our inability to successfully manufacture or commercialize our devices could have a material adverse effect on our product sales.

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

Our manufacturing processes are required to comply with the quality system regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. In May 2001, we received the report on our first QSR inspection, which was completed in March 2001. There were no significant findings. If we fail any future QSR inspections, our operations could be disrupted and our manufacturing delayed. Failure to take corrective action in response to a QSR inspection could force a shut-down of our manufacturing operations and a recall of our products, which would have a material adverse effect on our product sales, revenues, and expected revenues and profitability. Furthermore, we cannot assure you that our key component suppliers are, or will continue to be, in compliance with applicable regulatory requirements, will not encounter any manufacturing difficulties, or will be able to maintain compliance with regulatory requirements. Any such event could have a material adverse effect on our available inventory and product sales.

Our failure to obtain or maintain necessary FDA clearances or approvals could hurt our ability to commercially distribute and market our products in the United States.

Our products are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process usually takes from four to twelve months, but may take longer. The premarket application (“PMA”) approval process is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. Delays in obtaining regulatory clearance or approval will adversely affect our revenues and profitability.

Although we have obtained 510(k) clearance for both the Stretta System, for use in treating GERD, and the Secca System, for treatment of fecal incontinence in patients who have failed more conservative therapies like diet modification and biofeedback, our clearance can be revoked if postmarketing data demonstrates safety issues or lack of effectiveness. Moreover, we will need to obtain 510(k) clearance or PMA approval to market any other new products. We cannot assure you that the FDA will not impose the more burdensome PMA approval process upon this technology in the future. More generally, we cannot assure you that the FDA will ever grant 510(k) clearance or premarket approval for any product we propose to market. If the FDA withdraws or refuses to grant approvals, we will be unable to market such products in the United States.

If we market our products for uses that the FDA has not approved, we could be subject to FDA enforcement action.

Our Stretta and Secca Systems are cleared by the FDA; the Stretta System for the treatment of GERD and the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies like diet modification and biofeedback. FDA regulations prohibit us from promoting or advertising either system, or any future cleared or approved devices, for uses not within the scope of our clearances or approvals, and prohibit us from making unsupported safety and effectiveness claims. These determinations can be subjective, and the FDA may disagree with our promotional claims. If the FDA requires us to revise our promotional claims or takes enforcement action against us based upon our labeling and promotional materials, our sales could be delayed, our profitability could be harmed and we could be required to pay significant fines or penalties.

Modifications to our marketed devices may require new 510(k) clearances or PMA approvals or require us to cease marketing or recall the modified devices until such clearances are obtained.

Any modification to an FDA 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new FDA 510(k) clearance or, possibly, PMA approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any such decision. We have modified aspects of our Stretta System, but we believe that new 510(k) clearances are not required. We may modify future products after they have received clearance or approval, and, in appropriate circumstances, we may determine that new clearance or approval is unnecessary. We cannot assure you that the FDA would agree with any of our decisions not to seek new clearance or approval. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification to a previously cleared product, we also may be required to cease marketing or recall the modified device until we obtain such clearance or approval. Also, in such circumstances, we may be subject to significant regulatory fines or penalties.

Complying with FDA and other regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

Our products are medical devices that are subject to extensive regulation. FDA regulations are wide-ranging and govern, among other things:

•	product design, development, manufacture and testing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

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

In February 2001, we entered into a total of four distribution agreements: one each in Germany, Italy, and Greece and one covering sales in the region of Belgium, the Netherlands, and Luxembourg (Benelux). In August 2001, we entered into a distribution agreement in South Africa, and in December 2001, we entered into distribution agreements in Portugal and one covering sales in the region of Denmark, Sweden, Norway and Finland (Scandinavia). We are training these distributors and only began selling our products in international markets in April 2001. To successfully market our products internationally, we must address many issues with which we have little or no experience. We have obtained regulatory clearance to market the Stretta System in the European Union, Australia and Canada and to market the Secca System in the European Union, but we have not obtained any other international regulatory approvals for other markets or products. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, although contracts already signed with European distributors specify payment in U.S. dollars, future international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

•	export restrictions, tariff and trade regulations, and foreign tax laws;

•	customs duties, export quotas or other trade restrictions;

•	economic or political instability;

•	shipping delays; and

•	longer payment cycles.

In addition, contracts may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system, and the protection of intellectual property in foreign countries may be more difficult to enforce. Once we begin selling our products internationally, any of these factors could cause our international sales to decline, which would impact our expected sales and growth rates.

Product liability suits against us could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

The development, manufacture and sale of medical products involves a significant risk of product liability claims. The use of any of our products may expose us to liability claims, which could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us. For example, we are currently a party to two product liability lawsuits where there are allegations that our products are defectively designed and that we were negligent in manufacturing our products. We maintain product liability insurance at coverage levels which we believe to be commercially acceptable; however there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on the same or substantially similar terms, or at all. We reevaluate annually whether we need to obtain additional product liability insurance. Even if we obtain additional product liability insurance there can be no assurance that it would not have a material adverse effect on our business, financial condition, and results of operations. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry any insurance.

We have limited protection for our intellectual property. If our intellectual property does not sufficiently protect our products, third parties will be able to compete against us more directly and more effectively.

As of December 31, 2001, we had 34 issued or allowed U.S. patents and 38 pending U.S. patent applications; this includes 16 issued U.S. patents and 17 pending U.S. patent application licensed in from third-parties. We rely on patent, copyright, trade secret and trademark laws to protect our products, including our Stretta Catheter, our Secca Handpiece and our Curon Control Module, from being duplicated by competitors. However, these laws afford only limited protection. Our patent applications and the notices of allowance we have received may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Patents we have obtained and may obtain in the future may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights do not adequately protect our commercial products, our competitors could develop new products or enhance existing products to compete more directly and effectively with us and harm our product sales and market position.

Because, in the United States, patent applications are secret unless and until issued as patents, or corresponding applications are published in other countries, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to file patent applications for such inventions. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty, may also be necessary to enforce patent or other intellectual property rights or to determine the scope and validity of other parties’ proprietary rights. There can be no assurance that we will have the financial resources to defend our patents from infringement or claims of invalidity.

Because of our reliance on unique technology to develop and manufacture innovative products, we depend on our ability to operate without infringing or misappropriating the proprietary rights of others.

There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry. Because we rely on unique technology to develop and manufacture innovative products, we are especially sensitive to the risk of infringing intellectual property rights. While we attempt to ensure that our products do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products and the methods they employ may be covered by patents held by them or invented by them before they were invented by us. Although we may seek to obtain a license or other agreement under a third party’s intellectual property rights to bring an end to certain claims or actions asserted against us, we may not be able to obtain such an agreement on reasonable terms or at all. If we were not successful in obtaining a license or redesigning our products, our product sales and profitability could suffer, and we could be subject to litigation and potentially sizable damage awards.

Also, one or more of our products may now be infringing inadvertently on existing patents. As the number of competitors in our markets grows, the possibility of a patent infringement claim against us increases. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and divert management’s attention from our core business. If we lose in this kind of litigation, a court could require us to pay substantial damages or grant royalties, and prohibit us from using technologies essential to our products. This kind of litigation is expensive to all parties and consumes large amounts of management’s time and attention. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware and which may later result in issued patents that our products may infringe.

If we lose our rights to intellectual property that we have licensed we may be forced to develop new technology and we may not be able to develop that technology or may experience delays in manufacturing as a result.

Our license with Somnus allows us to manufacture and sell our products using their radiofrequency generator technology. Somnus has been acquired by Gyrus Group PLC, a public company incorporated and existing under the laws of England and Wales. As a result of this merger, our license agreement may be modified or terminated. In addition, the University of Kansas license allows us to apply radiofrequency energy to tissue. To the extent these license interests become jeopardized through termination or material breach of the license agreements, our operations may be harmed. We may have to develop new technology or license other technology. We cannot provide any assurance that we will be able to develop such technology or that other technology will be available for license. Even if such technology is available, we may experience delays in our manufacturing as we transition to a different technology.

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

Our officers, directors and principal stockholders holding more than 5% of our common stock together control approximately 50% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

Our stockholder rights plan, certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a takeover.

In November 2001, we adopted a stockholder rights plan. The purpose of the plan is to assure fair value in the event of a future unsolicited business combination or similar transaction involving Curon. If an individual or entity accumulates 15% of our stock, or 20% in the case of certain existing stockholders, the rights become exercisable for additional shares of our common stock or, if followed by a merger or other business combination where Curon does not survive, additional shares of the acquiror’s common stock. The intent of these rights is to force a potential acquiror to negotiate with the Board to increase the consideration paid for our stock. The existence of this plan, however, may deter a potential acquiror, which could negatively impact shareholder value.

In addition, our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. Any of the above provisions might discourage, delay or prevent a change in the control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

We expect that the price of our common stock will fluctuate substantially.

The market price for common stock is affected by a number of factors, including:

•	the announcement of new products or product enhancements by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts, or our failure to achieve analyst earnings estimates;

•	developments in our industry; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Item 2.     Properties

We are headquartered in Sunnyvale, California, where we lease one building with approximately 20,000 square feet of office, research and development, and manufacturing space under leases expiring September 30, 2003. We believe our current facilities are adequate to meet our current and foreseeable requirements through the end of 2002 and that suitable additional or substitute space will be available as needed.

Item 3.     Legal Proceedings

In June 2001, Hershel E. Fancher et al (“Fancher”) filed a civil action against us in the United States District Court, Western District of Kentucky, Louisville Division, alleging that he sustained a nerve injury and damage to his gastrointestinal tract during a Stretta procedure caused by the defective design and manufacture of our product. Fancher’s allegations against us include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantibility, and loss of consortium. Fancher was a subject in a randomized clinical trial and had given Informed Consent to the treating institution for the procedure. Fancher is seeking a trial by jury and unspecified damages. We believe Fancher’s claim against us is without merit.

In September 2001, Diana Conklin (“Conklin”) filed a civil action against a number of defendants, including Curon, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that she sustained injury when undergoing surgery utilizing the Stretta System, caused by defects in design and manufacture. Conklin also alleges negligence in the design, manufacture, advertising and sale of the Stretta System and that its warnings, instructions and directions for use were inadequate. Additional defendants include the treating physicians and the associated medical institutions, who, it is alleged, were medically negligent in treatment of Conklin. Conklin is seeking unspecified damages. We believe Conklin’s claim against us is without merit.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock has been quoted on the NASDAQ National Market under the symbol CURN since our initial public offering on September 22, 2000. The following table shows the high and low sales prices for the Company’s Common Stock for the periods indicated, as reported on the NASDAQ National Market.

	Common Stock Price
	High	Low
Year Ended December 31, 2000
Period from September 22, 2000 to December 31, 2000	$14.13	$4.02

Year Ended December 31, 2001
First Quarter	6.94	2.38
Second Quarter	4.52	1.95
Third Quarter	3.02	1.93
Fourth Quarter	4.40	2.24

As of March 22, 2002, the last reported sales price of our Common Stock on the NASDAQ National Market was $3.03 per share, and the number of beneficial common stockholders was approximately 900. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

On September 26, 2000, we completed the sale of 5,000,000 shares of our common stock at a per share price of $11.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-378666), which the United States Securities and Exchange Commission declared effective on September 21, 2000. On October 24, 2000, we completed the sale of an additional 475,000 shares of our common stock at a per share price of $11.00 pursuant to the exercise of the over-allotment option by the underwriters. All shares sold were shares of our common stock, $0.001 par value per share. UBS Warburg LLC, CIBC World Markets, and SG Cowen were the managing underwriters of the IPO. Aggregate gross proceeds to us from the IPO (prior to deduction of underwriting discounts and commissions and expenses of the offering) were $60.2 million. There were no selling stockholders in the IPO.

We paid underwriting discounts and commissions of approximately $4.2 million and other expenses of approximately $1.2 million in connection with the IPO. The total expenses paid by us in the IPO were approximately $5.5 million and the net proceeds to us in the IPO were approximately $54.8 million.

Of the approximately $54.8 million in net offering proceeds, through December 31, 2001, we have used approximately $12.0 million for the repayment of debt and accrued interest, $4.8 million for research and development, $4.1 million for the manufacture of products, $2.0 million for clinical expense and reimbursement efforts, $7.3 million for sales and marketing initiatives to support the commercialization of the Stretta System and $5.3 million for general corporate purposes. From time to time, we have discussed potential strategic acquisitions and investments with third parties. To date, we do not have any agreements or commitments to complete any such transactions. Pending our uses of the proceeds, we intend to invest the net proceeds of this offering primarily in short-term, interest-bearing instruments.

We have made a $150,000 loan to David S. Utley, M.D., our Chief Medical Officer, which has a two-year maturity date, a $69,000 loan to James Goode, our Vice President of Sales, which has a one year maturity date, and a $75,000 loan to John Gaiser, our Vice President of Engineering, Research and Development, which has a nine-month maturity. Other than these loans, no amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company, other than amounts related to the repayment of debt and accrued interest, which amounts matured less than one year from the date of issuance. The use of proceeds described above do not represent a material change in the use of proceeds described in the Offering prospectus.

Item 6.     Selected Financial Data

The following tables reflect selected summary financial data for each of the last four fiscal years. This data should be read in conjunction with the financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in this Annual Report on Form 10-K. The information provided below is in thousands, except for per share data.

	Years ended December 31,
	2001	2000	1999	1998
Statement of operations data:
Revenues	$3,317	$1,156	$—	$—
Cost of goods sold	4,994	2,102	—	—

Gross loss	(1,677)	(946)	—	—

Operating expenses:
Research and development	2,825	4,161	8,961	1,581
Clinical and regulatory	1,745	1,805	2,012	335
Sales and marketing	6,973	3,461	940	—
General and administrative	4,443	4,181	2,345	959

	15,986	13,608	14,258	2,875
Operating loss	(17,663)	(14,554)	(14,258)	(2,875)

Interest income	2,240	1,330	258	8
Interest expense	(4)	(4,083)	(89)	(86)
Other	(2)	(68)	—	—

Loss before extraordinary item	(15,429)	(17,375)	(14,089)	(2,953)

Extraordinary gain	—	1,596	—	—

Net loss	$(15,429)	$(15,779)	$(14,089)	$(2,953)

Net loss per share, basic and diluted	$(0.81)	$(2.27)	$(6.94)	$(2.01)
Shares used in computing net loss per share, basic and diluted (1)	19,075	6,945	2,030	1,472

Balance sheet data:
Cash, cash equivalents and marketable securities	$35,128	$39,206	$9,498	$4,502
Working capital	36,498	39,916	8,176	4,223
Long-term investments	3,048	12,882	—	—
Total assets	43,073	56,617	11,686	5,842
Long-term obligations	—	—	227	459
Convertible preferred stock and warrants	—	—	21,808	7,713
Total stockholders’ equity (deficit)	41,288	54,930	(12,099)	(2,877)

(1)	The per share data have been restated to reflect the 0.57 to 1 reverse stock split effective September 22, 2000.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto for the fiscal years ended December 31, 2001, 2000, and 1999.

This annual report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to our expectations as to the timing and success of our clinical trials and regulatory submissions, the mix of our sales and revenues derived from generators and handpieces, the rate of growth and success of our international sales and marketing efforts, our expectations regarding increased operating expenses and net losses as our business expands, the timing of new product introductions, and our ability to maintain current and planned operations through at least the next 12 months without raising additional funds. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in “Additional Risk Factors,” commencing on page 12, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, failure to obtain regulatory approvals as anticipated, a slower rate of market acceptance of our products than expected, increased competition, continued adverse changes in general economic conditions in the United States and internationally, including adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.

Overview

We were incorporated in May 1997. Business activities before January 1998 were negligible. In 1998, our primary activity was developing the Curon Control Module and Stretta Catheter for the treatment of gastroesophageal reflux disease (“GERD”). Prior to December 31, 2000 we were in the development stage and until that time, we had devoted substantially all of our efforts to raising capital and developing, marketing and selling our products.

In early 1999, we began a multi-center clinical trial of the Stretta System in the United States. We also developed our manufacturing capability to support the production of Stretta Catheters and Curon Control Modules for the clinical trial. Based on the data acquired in the trial, we submitted a 510(k) notification to the FDA in January 2000 for clearance to market the Stretta System for treatment of GERD. We received 510(k) clearance in April 2000. In May 2000, we launched the Stretta System commercially at Digestive Disease Week, a large gastroenterology professional conference. Also, in May 2000, we initiated a randomized controlled trial of the Stretta System in the United States. In this trial, patients received either the Stretta procedure or a placebo procedure, and results were compared. The data generated will be used to influence physician adoption rates, facilitate reimbursement approvals and enhance marketing activity. The active clinical portion of this trial was completed in the quarter ended March 31, 2001. We expect to publish the data in mid 2002.

In April 1999, we began developing the Secca System for the treatment of fecal incontinence. In November 1999, we conducted a 10-patient human clinical pilot study outside the United States and, in July 2000, we began a U.S. multi-center clinical trial of the Secca System under an Investigational Device Exemption. This trial was completed, and the results were used to support a 510(k) submission to the FDA in December 2001. In September 2001, we received CE Mark approval of the Secca System, indicating that the Secca System meets European medical device standards allowing us to market it within the European Union. We received 510(k) clearance from the FDA in March 2002 to market the system for the treatment of fecal incontinence in patients who have failed more conservative therapies like diet modification and biofeedback.

To date, we have generated limited revenues. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We expect that disposables will form the basis of a recurring revenue stream and have priced catheters to generate greater margins than generators. We expect the percentage of revenue from disposables to increase over time as our installed base of generators grows.

Initially, we are focusing our sales efforts in the United States through a direct sales force. In international markets, we rely primarily on third-party distributors. In November 2000, we incorporated a subsidiary company in Belgium and hired a European manager to support European distributors’ sales, marketing and clinical efforts. At December 31, 2001, this subsidiary had four employees. We do not expect the number of employees to increase in 2002. During the first quarter of 2001, we entered into distribution agreements covering sales in Belgium, the Netherlands, Germany, Italy and Greece. In August 2001, we entered into a distribution agreement in South Africa, and in December 2001, we entered into distribution agreements covering sales in Portugal, Sweden, Denmark, Norway and Finland. First shipments have been made to all distributors except South Africa. Our gross margins on sales through international third-party distributors will be lower than our gross margins on U.S. sales as a result of distributor discounts.

Our costs of revenues represent the cost of producing generators and disposable devices. We also license a technology used in the generators that we sell. In addition to the up-front payment to license the technology, we are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Sales and marketing expenses consist of personnel costs, advertising, public relations and attendance at selected medical conferences. General and administrative expenses consist primarily the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. Through December 31, 2001, we recorded limited product sales while incurring cumulative net losses of $48.3 million. In addition to increasing expenditures related to continuing selling activities of the Stretta System, we anticipate that our expenses will increase as we continue to develop new products, conduct clinical trials, commercialize our products and acquire additional technologies as opportunities arise. As a result, we expect our operating expenses and cumulative net losses to increase.

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

We are amortizing deferred compensation in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). As a result of stock options granted through December 31, 2001, we recorded $10.0 million in deferred stock compensation, including $3.1 million related to the modification of stock repurchase rights resulting from a mutual agreement to terminate our employment relationship with our former president and CEO extending the repurchase right 18 months to April 2001 (see Note 6 of the notes to the financial statements). Unamortized stock based compensation of approximately $1.0 million remained as of December 31, 2001.

Critical Accounting Polices and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses The Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates in the preparation of its consolidated financial statements:

•
Revenue Recognition and Accounts Receivable—The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that four criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or service rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenue from product sales is recognized on product shipment against a signed purchase order or sales quote provided no significant obligations remain and collection of the receivables is deemed probable for both sales of control modules and catheters. The Company also provides its customers with training and assistance in obtaining reimbursement, and to the extent that these remaining obligations are not considered inconsequential or perfunctory to the sales arrangement the Company will defer the recognition of the revenue until fulfillment of the obligation.

We assess collection based on historical experience and the credit-worthiness of the customer. Based on management’s on going analysis of accounts receivable balances, and after the initial recognition of the revenue, if an event occurs which adversely affects the ultimate collectibility of the related receivable, management will record an allowance for bad debts. To date, bad debts have not had a significant impact on the Company’s financial position, results of operations and cash flows.

Revenues for extended warranty contracts are deferred together with the related costs, and recognized over the extended warranty period. To date, post-sale customer support and training have not been significant.

•
Inventories—Inventories are stated at the lower of standard cost (which approximates average cost) or market. The Company records adjustments to the value of the inventory based on sales forecasts, physical condition, and potential obsolescence due to technological advancements in its products. These adjustments are estimates that could be materially different from actual results if future market conditions as they relate to our product differ from our expectations.

•
Accounting for Income Taxes—Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The Company has recorded a full valuation allowance to reduce its deferred tax asset, as based on available objective evidence, it is more likely than not that the deferred tax asset will not be realized. While the Company has considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

Revenue

Revenues were $3.3 million in the twelve months ended December 31, 2001 compared to $1.2 million for the same period in 2000. No revenues were reported in 1999. Increased revenues are attributable to increased sales of our Stretta System, including both control modules and catheters to customers in the United States and selected countries in the European Union. Commercial shipments began in the U.S. in June 2000. International sales accounted for approximately $100,000 of revenue in 2001 compared to none in 2000.

Cost of goods sold

Cost of goods sold was $5.0 million in the twelve months ended December 31, 2001 compared to $2.1 million for the same period in 2000. Commercial shipments began in June 2000, and manufacturing costs of

$1.0 million were recorded prior to that date as pilot manufacturing expense in research and development. We currently incur negative gross margins due to low manufacturing volumes. As sales volume increases, we expect gross margins to become positive and increase accordingly. There was no cost of goods sold reported in 1999. Amortization of stock-based compensation accounted for $90,000 in the twelve months ended December 31, 2001, and $131,000 for the same period in 2000.

Research and development expenses

Research and development expenses were $2.8 million, $4.2 million, and $9.0 million in the twelve months ended December 31, 2001, 2000, and 1999, respectively. Amortization of stock-based compensation accounted for $205,000 million, $629,000, and $4.1 million in the twelve months ended December 31, 2001, 2000, and 1999, respectively. The decrease in expenses in 2001 compared to 2000 was due to the completion of pilot manufacturing activities in the second quarter of 2000. In 1999, all pilot manufacturing was recorded as research and development, prior to commercialization of the Stretta procedure. Secca pilot manufacturing will begin in 2002, and therefore was not a major contributor to 2001 spending. In 1999, the amortization of stock based compensation includes $3.1 million related to the modification of stock repurchase rights resulting from a mutual agreement to terminate our employment relationship with our former president and CEO extending the repurchase right 18 months to April 2001 (see Note 6 of the notes to the financial statements).

Clinical and regulatory expenses

Clinical and regulatory expenses were $1.7 million, $1.8 million, and $2.0 million in the twelve months ended December 31, 2001, 2000, and 1999, respectively. Spending decreased from 1999 to 2000 due to the commercialization of Stretta, and the related decreased clinical trial spending. Secca clinical trials contributed towards clinical spending in 2001, as well as the Stretta randomized trial. Amortization of stock-based compensation accounted for $121,000, $174,000, and $96,000 in the twelve months ended December 31, 2001, 2000, and 1999, respectively.

Sales and marketing expenses

Sales and marketing expenses were $7.0 million, $3.5 million, and $940,000 in the twelve months ended December 31, 2001, 2000, and 1999, respectively. Amortization of stock-based compensation accounted for $250,000, $418,000, and $85,000 in the twelve months ended December 31, 2001, 2000, and 1999, respectively. Spending increases in each year are primarily due to an increase in expenditures for activities to promote reimbursement for our products and headcount increases for field sales personnel.

General and administrative expenses

General and administrative expenses were $4.4 million, $4.2 million, and $2.3 million in the twelve months ended December 31, 2001, 2000, and 1999, respectively. Amortization of stock-based compensation accounted for $670,000, $1.3 million, and $554,000 in the twelve months ended December 31, 2001, 2000, and 1999, respectively. Spending increases are primarily due to increased personnel costs as our company expanded and higher costs relating to being a publicly held company, including legal, accounting, insurance and investor relations, with the greatest impact to 2001, our first full year as a public company.

Interest income and expense

Interest income was $2.2 million, $1.3 million, and $258,000 in the twelve months ended December 31, 2001, 2000, and 1999, respectively. The increases are due to earnings on a greater amount of marketable securities obtained using the cash received from our initial public offering in September 2000. As interest rates decreased through 2001, yields on marketable securities also decreased.

Interest expense was $4,000, $4.1 million, and $89,000 in the twelve months ended December 31, 2001, 2000, and 1999, respectively. Interest expense in 2000 was primarily related to the warrants and beneficial conversion feature on the convertible debt, and as such was not a cash expenditure. The related debt in 2000 was extinguished in the third quarter of 2000, and only minimal debt was incurred in the last quarter of 2001. The notes payable outstanding in 1999 were paid in full in 2000 after the initial public offering.

Income taxes

As a result of our net losses, we did not incur any income tax obligations in each of the twelve-month periods ended December 31, 2001, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and capital investments from gross proceeds from our initial public offering completed in September 2000 totaling $55.0 million, from the partial exercise of the underwriter’s over-allotment provision totaling $5.2 million, from the private sale of equity securities totaling $22.0 million, from the issuance of convertible notes totaling $11.8 million and from bank equipment line financing totaling $780,000. At December 31, 2001, we had $36.5 million in working capital and our primary source of liquidity was $35.1 million in cash and cash equivalents and marketable securities. In addition, we had $3.0 million invested in long-term securities at that date. We intend to finance our operations primarily through our cash and cash equivalents, marketable securities, future financing and future revenues. We believe we have enough cash to fund operations for at least three years, and that alternative financing is available, if needed, however, there can be no assurance that such efforts will succeed or that sufficient funds will be made available.

Cash used in operating activities was $14.3 million in the twelve months ended December 31, 2001, compared to $11.5 million for the same period in 2000. The increase in cash used reflects the increased activities due to commercialization of our first product including building a domestic field sales force, establishing a department to help physicians using Stretta to be reimbursed for performing the procedure and increasing manufacturing and support personnel.

Cash provided by investing activities was $4.7 million in the twelve months ended December 31, 2001, due the net decrease in marketable securities and long-term investments. Cash used by investing activities was $34.1 million in the twelve months ended December 31, 2000, due the majority of the net proceeds of the IPO being invested in marketable securities.

Cash provided by financing activities was $439,000 in the twelve months ended December 31, 2001, of which $378,000 resulted from the exercise of stock options and sale of Common Stock through the Employee Stock Purchase Plan, and from financing the Directors and Officers insurance policy. For the same period in 2000, cash provided from financing activities was $54.4 million, which was primarily due to proceeds from the IPO. The Company has no significant outstanding long term obligations except operating lease commitments.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Management does not expect the adoption of SFAS 142 to have a material impact on the Company’s financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company’s financial position and results of operations.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

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

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Curon Medical, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Curon Medical, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 8, 2002

CURON MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$7,509	$16,759
Marketable securities	27,619	22,447
Accounts receivable, net of allowance for doubtful accounts of $20 and $15, respectively	666	259
Inventories, net	1,410	866
Related party notes receivable	144	250
Prepaid expenses and other current assets	883	969

Total current assets	38,231	41,550

Long-term investments	3,048	12,882
Related party notes receivable	354	102
Property and equipment, net	1,216	1,397
Intangible assets, net of amortization of $771 and $320, respectively	133	584
Other assets	91	102

Total assets	$43,073	$56,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$449	$319
Accrued liabilities	1,077	1,315
Notes payable	207	—

Total current liabilities	1,733	1,634

Other liabilities	52	53

Total liabilities	1,785	1,687

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.001 par value: 5,000,000 shares authorized
Issued and outstanding: none	—	—
Common stock, $.001 par value; 50,000,000 shares authorized
Issued and outstanding: 19,641,000 and 19,158,000, respectively	19	19
Additional paid-in capital	90,368	90,149
Deferred stock compensation	(956)	(2,451)
Accumulated deficit	(48,291)	(32,862)
Accumulated other comprehensive income	148	75

Total stockholders’ equity	41,288	54,930

Total liabilities and stockholders’ equity	$43,073	$56,617

See accompanying notes to consolidated financial statements

CURON MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2001	2000	1999
Revenues	$3,317	$1,156	$—
Cost of goods sold	4,994	2,102	—

Gross loss	(1,677)	(946)	—

Operating expenses:
Research and development	2,825	4,161	8,961
Clinical and regulatory	1,745	1,805	2,012
Sales and marketing	6,973	3,461	940
General and administrative	4,443	4,181	2,345

Total operating expenses	15,986	13,608	14,258

Operating loss	(17,663)	(14,554)	(14,258)
Interest income	2,240	1,330	258
Interest expense	(4)	(4,083)	(89)
Other expense	(2)	(68)	—

Loss before extraordinary item	(15,429)	(17,375)	(14,089)
Extraordinary gain—early extinguishment of debt	—	1,596	—

Net loss	$(15,429)	$(15,779)	$(14,089)

Net loss per common share, basic and diluted:
Loss before extraordinary item	$(0.81)	$(2.50)	$(6.94)
Extraordinary gain—early extinguishment of debt	$0.00	$0.23	$0.00

Net loss per share, basic and diluted	$(0.81)	$(2.27)	$(6.94)

Shares used in computing net loss per share, basic and diluted	19,075	6,945	2,030

See accompanying notes to consolidated financial statements

CURON MEDICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2001, 2000, and 1999
(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 1999	2,833	$3	$290	$(176)	$(2,994)	$—	$(2,877)
Net loss and comprehensive loss	—	—	—	—	(14,089)	—	(14,089)
Common shares forfeited against unpaid employee loan	(14)	—	—	—	—	—	—
Deferred stock compensation	—	—	8,354	(8,354)	—	—	—
Amortization of deferred stock compensation	—	—	—	4,867	—	—	4,867

Balance at December 31, 1999	2,819	3	8,644	(3,663)	(17,083)	—	(12,099)
Net loss	—	—	—	—	(15,779)	—	(15,779)
Change in unrealized gain on investment	—	—	—	—	—	75	75

Total comprehensive loss	—	—	—	—	—	—	(15,704)
Issuance of common stock in exchange for patent license agreements	86	—	831	—	—	—	831
Issuance of 12,000 stock options in exchange for services	—	—	40	—	—	—	40
Issuance of common stock in exchange for consulting services received	17	—	203	—	—	—	203
Issuance of common stock pursuant to initial public offering and exercise of overallotment shares, net of issuance costs of $5,453	5,475	5	54,767	—	—	—	54,772
Conversion of Series A, B and C preferred stock and warrants to common stock and common stock warrants upon consummation of initial public offering and exercise of overallotment shares	9,597	10	23,898	—	—	—	23,908
Issuance of common stock upon exercise of stock options	1,164	1	283	—	—	—	284
Deferred stock compensation	—	—	1,483	(1,483)	—	—	—
Amortization of deferred stock compensation	—	—	—	2,695	—	—	2,695

Balance at December 31, 2000	19,158	19	90,149	(2,451)	(32,862)	75	54,930
Net loss	—	—	—	—	(15,429)	—	(15,429)
Change in unrealized gain on investment	—	—	—	—	—	73	73

Total comprehensive loss	—	—	—	—	—	—	(15,356)
Issuance of common stock upon exercise of warrants	124	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	220	—	45	—	—	—	45
Issuance of common stock through Employee Stock Purchase Plan	139	—	333	—	—	—	333
Deferred stock compensation	—	—	(159)	159	—	—	—
Amortization of deferred stock compensation	—	—	—	1,336	—	—	1,336

Balance at December 31, 2001	19,641	$19	$90,368	$(956)	$(48,291)	$148	$41,288

See accompanying notes to the consolidated financial statements

CURON MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2001	2000	1999
Cash Flows From Operating Activities
Net loss	$(15,429)	$(15,779)	$(14,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	750	611	325
Amortization of acquired technology	451	320	—
Extraordinary gain on extinguishment of debt, net	—	(1,596)	—
Note payable issued in exchange for services received	—	45	—
Loss on disposal of fixed assets	26	86	—
Write-off of related party receivables	—	—	73
Amortization of stock-based compensation	1,336	2,695	4,867
Amortization of discounts on notes payable	—	3,724	22
Stock issued in exchange for services and intellectual property received	—	203	3
Stock options issued in exchange for services received	—	40	—
Accretion of discount on securities, net	(510)	(321)	—
Changes in current assets and liabilities:
Accounts receivable, net	(407)	(259)	—
Inventories	(544)	(545)	(321)
Prepaid expenses and other current assets	86	(881)	(82)
Other assets	11	(31)	(16)
Accounts payable	130	(326)	462
Accrued liabilities	(238)	452	656
Other long-term liabilities	(1)	34	19

Net cash used in operating activities	(14,339)	(11,528)	(8,081)

Cash Flows From Investing Activities
Purchase of property and equipment	(595)	(636)	(1,016)
Purchase of marketable securities	(49,933)	(37,423)	(1,510)
Proceeds from maturities of marketable securities	55,178	4,000	—
Purchase of acquired technology	—	(73)	—

Net cash provided by (used in) investing activities	4,650	(34,132)	(2,526)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	308	—	—
Proceeds from issuance of convertible notes payable	—	11,045	800
Repayment of convertible notes	—	(11,090)	—
Principal payments on notes payable	(101)	(478)	(49)
(Payments) proceeds from related party notes receivable, net	(146)	(102)	50
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	13,292
Proceeds from issuance of common stock, net of issuance costs	378	55,056	—

Net cash provided by financing activities	439	54,431	14,093

Net increase (decrease) in cash and cash equivalents	(9,250)	8,771	3,486
Cash and cash equivalents at beginning of period	16,759	7,988	4,502

Cash and cash equivalents at end of period	$7,509	$16,759	$7,988

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4	$388	$67

Supplemental Disclosure of Non-Cash Investing and Financing Information
Conversion of notes payable and accrued interest to preferred stock	$—	$—	$803
Issuance of warrants with debt	$—	$2,100	$—
Issuance of common stock in exchange for intangible assets	$—	$831	$—
Conversion of preferred stock to common stock	$—	$23,908	$—

See accompanying notes to the consolidated financial statements

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share data)

NOTE 1—FORMATION AND BUSINESS OF THE COMPANY:

Curon Medical, Inc. (the Company) was incorporated in the State of Delaware on May 1, 1997. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

In the course of its development activities, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. The Company intends to finance its operations primarily through its cash and cash equivalents, marketable securities, future financing and future revenues. The Company believes it has enough cash to fund operations for at least three years. The Company also believes alternative financing is available, if needed, however, there can be no assurance that such efforts will succeed or that sufficient funds will be made available.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

Use of Estimates

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

Certain Risks and Uncertainties

The Company’s products and services are currently concentrated in a single segment of the gastrointestinal treatment field, which is characterized by increasing technological advances and changes in customer requirements. The success of the Company depends on management’s ability to anticipate or to respond quickly and adequately to technological developments in its industry, changes in customer requirements or industry standards. Failure to obtain or maintain necessary FDA clearances or approvals could hurt the Company’s ability to commercially distribute and market its products in the United States. Any significant delays in the development or introduction of products or services could have a material adverse effect on the Company’s business and operating results. The Company has two products that it is currently marketing: radio- frequency generators and single use disposable devices. Some components and materials necessary for manufacturing of products are currently provided by a single supplier. Any technical or quality problems in the manufacturing of these components, changes to the product specifications, changes in rights to currently licensed intellectual property, or lack of essential equipment by suppliers, could have a significant impact on the Company’s financial condition and results of operations.

Stock Split

In September 2000, the Company’s Board of Directors effected a 0.57 for 1 reverse stock split. All share and per share amounts in the accompanying financial statements have been restated to reflect the effect of this reverse stock split.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share data)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with remaining maturities of three months or less at the date of purchase to be cash equivalents. The Company’s cash and cash equivalents include deposit funds, money market funds and commercial paper.

Marketable Securities

Investments consist primarily of marketable corporate bonds, commercial paper and government agency securities with a remaining maturity at the date of purchase of greater than three months. Investments with maturities beyond 2002 are classified as long-term investments and those maturing during 2002 are shown as current marketable securities. These investments are classified as available-for-sale securities and are stated at market value, with any temporary differences between an investment’s amortized cost and its market value recorded as a separate component of stockholders’ equity (deficit) until such gains or losses are realized. Gains or losses on the sales of securities are determined on a specific identification basis. The following is a summary of investments at December 31, 2001 and 2000, respectively:

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Maturities under one year
Government obligations	$5,545	$30	$—	$5,575
Corporate obligations	21,940	104		22,044

Total	27,485	134	—	27,619

Maturities between one and two years
Government obligations	2,006	1	(4)	2,003
Corporate obligations	1,028	17	—	1,045

Total	3,034	18	(4)	3,048

Total at December 31, 2001	$30,519	$152	$(4)	$30,667

Maturities under one year
Government obligations	$7,366	$18	$—	$7,384
Corporate obligations	15,071	11	(19)	15,063

Total	22,437	29	(19)	22,447

Maturities between one and two years
Government obligations	4,984	39	—	5,023
Corporate obligations	7,833	34	(8)	7,859

Total	12,817	73	(8)	12,882

Total at December 31, 2000	$35,254	$102	$(27)	$35,329

Inventories

Inventories are stated at the lower of standard cost (which approximates average cost) or market.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share data)

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

Impairment of Long-Lived Assets

Long-lived assets and intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the asset’s carrying amount to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no impairment charges recorded.

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

Shipping and handling costs charged to customers are recognized as revenue and the associated costs incurred by the Company are expensed under cost of goods sold.

Research and Development

Research and development costs are expensed as incurred. Legal expenses related to patent development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $428,000 in 2001 and $287,000 in 2000, and were immaterial in 1999.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share data)

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The equity instruments are valued using the Black-Scholes Model. All unvested shares are marked to market until such options vest.

All deferred stock compensation is amortized and expensed in accordance with FASB Interpretation No. 28, an accelerated vesting model.

Net Loss per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the period excluding those shares that are subject to repurchase. Diluted net loss per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, warrants, and common stock subject to repurchase (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

Comprehensive Income

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general purpose financial statements. The components of comprehensive income include net loss and the fair value adjustment on available-for-sale securities.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, related party receivables, and accounts payable approximate fair value. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of obligations approximates fair value.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share data)

Segments

The Company operates in one segment, using one measurement of profitability to manage its business. All long-lived assets are maintained in the United States.

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Recent accounting pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Management does not expect the adoption of SFAS 142 to have a material impact on the Company’s financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company’s financial position and results of operations.

NOTE 3—BALANCE SHEET COMPONENTS:

	December 31, 2001	December 31, 2000
Inventories:
Raw materials	$1,033	$555
Work-in-process	7	115
Finished goods	370	196

	$1,410	$866

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share data)

	December 31, 2001	December 31, 2000
Property & Equipment:
Computer and office equipment	$575	$455
Equipment	1,596	1,278
Furniture and fixtures	161	101
Leasehold improvements	354	303
Software	234	215
Construction in progress	—	43

	2,920	2,395
Less: Accumulated depreciation and amortization	(1,704)	(998)

	$1,216	$1,397

	December 31, 2001	December 31, 2000
Accrued Liabilities:
Compensation and benefits	$701	$481
Clinical trials	110	307
Professional fees	142	264
Other accrued expenses	124	263

	$1,077	$1,315

NOTE 4—NOTES PAYABLE:

Notes Payable

The Company has a short-term note payable in the amount of $207,000 at December 31, 2001. The note was used to finance the 2001 renewal of the Directors’ and Officers’ Liability Insurance policy in the amount of $308,000 on October 11, 2001. The note has interest at 6% per annum, and will be paid in full on June 21, 2002.

Convertible Notes Payable

In May 2000, the Company received $11.0 million in cash and $45,000 in services in exchange for convertible notes due and payable in May 2005 with detachable warrants to purchase 568,917 shares of common stock. The notes, which were convertible into 2,107,000 shares of preferred stock and bore interest at 8% per annum, had a beneficial conversion feature associated with them. The value of the warrants and value of the notes (including the value of the beneficial conversion feature) were adjusted using their relative fair values to the face amount of the notes. The warrants were exercisable immediately and will expire in September 2005. Accordingly, the warrants were recorded at $2.1 million and the beneficial conversion feature was recorded at $9.0 million, both as additional paid-in capital and a discount on the notes. The discount associated with both the warrants and the beneficial conversion feature were amortized to interest expense; the warrant over the contractual life of the notes and the beneficial conversion feature over one year, the earliest conversion date. The total amount recorded as interest expense was $4.0 million through September 2000.

In September 2000, the notes were repaid and a loss on the early extinguishment of debt of $1.4 million associated with the remaining unamortized balance of the warrant discount was recorded. Additionally, the

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share data)

original amount recorded as beneficial conversion feature was reversed, resulting in a gain on the early extinguishment of debt of $3.0 million. The net extraordinary gain associated with the early extinguishment of the debt was $1.6 million.

NOTE 5—COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases office space under noncancelable operating leases expiring in September 2003. Rent expense for the years December 31, 2001, 2000, and 1999 was $532,000, $546,000 and $406,000 respectively.

At December 31, 2001, future minimum facility lease payments are as follows:

2002	$531
2003	409

$940

Contingencies

The Company is involved in routine legal and administrative proceedings that arise from the normal conduct of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the financial results or condition of the Company.

In June 2001, a civil action was filed against us in the United States District Court, Western District of Kentucky, Louisville Division, alleging that the Plaintiff sustained a nerve injury and damage to his gastrointestinal tract during a Stretta procedure caused by the defective design and manufacture of our product. Plaintiff’s allegations against us include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantibility, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had given Informed Consent to the treating institution for the procedure. Plaintiff is seeking a trial by jury and unspecified damages. We believe Plaintiff’s claim is without merit.

In September 2001, a civil action was filed against a number of defendants, including Curon, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that the Plaintiff sustained injury when undergoing surgery utilizing the Stretta System, caused by defects in design and manufacture. Plaintiff also alleges negligence in the design, manufacture, advertising and sale of the Stretta System and that its warnings, instructions and directions for use were inadequate. Additional defendants include the treating physicians and the associated medical institutions, who, it is alleged, were medically negligent in treatment of Plaintiff. Plaintiff is seeking unspecified damages. We believe Plaintiff’s claim against us is without merit.

These matters are currently in the early stages and the Company believes that the resolution of any of these matters will not have a material effect, if any, on its business, financial position, and results of operations and cash flows.

Development and Technology License Agreements

The Company licenses certain radiofrequency technology through an agreement that gives the Company an irrevocable license to manufacture, have manufactured, use, offer to sell, sell and import radiofrequency

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share data)

generators based on the licensed technology in the licensed field. The agreement expires on October 6, 2017. Royalties are accrued at the time of sale, based on the revenues recognized when the related licensed technology is part of the sold item.

In February and April 2000, the Company entered into two separate licensing agreements for the use of proprietary radiofrequency technologies used in certain of the Company’s products. The Company issued 86,000 shares of its common stock, valued at $831,000 on the date of the agreements, in exchange for the right to use the technologies. In addition, $73,000 was paid in conjunction with the licensed technology. As part of the February agreement, the Company is also required to pay a royalty on all revenues collected when the related licensed technology is part of the sold item. Such payments were not significant in 2001.

NOTE 6—COMMON STOCK:

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $.001 par value common stock. Certain of the shares issued are subject to a right of repurchase by the Company, which lapses over a three or four year period from the issuance dates At December 31, 2001, 2000 and 1999 there were 280,000, 694,000 and 771,000 shares subject to repurchase, respectively.

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

Common Stock Warrants

In connection with a line of credit agreement in 1999, the Company issued a warrant to purchase 86,000 shares of stock for $0.88 per share. The warrant expires in 2005. The aggregate value of the warrant of $120,000, determined using a Black-Scholes valuation model, was recorded as a discount to the related notes payable, and was expensed as interest expense over the life of the debt. In March 2001, these, along with certain other warrants to purchase 153,000 shares were exercised to purchase 124,000 shares of common stock.

In May 2000, the company issued warrants to purchase 568,917 shares of common stock in connection with convertible notes payable (Note 4). These warrants are exercisable immediately and expire in 2005. The value of the warrants, $2.1 million, was determined using the Black-Scholes option-pricing model (Note 4). These warrants are outstanding at December 31, 2001.

Stockholder Rights Plan

In October 2001, the Company adopted a Preferred Stock Rights Agreement. Under this agreement, the Company will issue a dividend of one Preferred Share Purchase Right (a “Right”) for each share of common stock held by stockholders of record as of the close of business on November 20, 2001. Each Right entitles the registered stockholder to purchase from the Company one one-thousandth of a share of the Company’s Series A Participating Preferred Stock (“Preferred Stock”) at an exercise price of $30.00. The agreement is designed to assure stockholders fair value in the event of a future unsolicited business combination or similar transaction.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share data)

The Rights do not have any voting rights, and will expire upon the earlier of redemption or November 20, 2011. If the Rights are exercised, each stockholder receives one one-thousandth of a share of Preferred Stock, which entitles the holder to one additional vote and dividends and liquidation equal to that paid on common stock.

NOTE 7—STOCK OPTION PLANS AND OTHER EMPLOYEE BENEFITS:

Stock Option Plans

During 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”). The 1997 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options (ISO) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (NSO) may be granted to Company employees, officers, directors, and consultants. The Company reserved 2,679,000 of common stock for issuance under the 1997 Plan. The first options were issued in 1998. No further options will be granted under the 1997 Plan.

During 2000, the 2000 Stock Plan (the “2000 Plan”) was adopted by the Board of Directors and became effective on September 21, 2000. The terms of this plan are generally the same as under the 1997 Plan. At December 31, 2001, there were 3,222,321 shares authorized for issuance under this plan.

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

Deferred Stock Compensation

Prior to its IPO in September 2000, the Company issued stock options under the 1997 Plan at exercise prices, deemed by the Board of Directors at the date of grant to be equal to the fair value of the common stock. In anticipation of the Company’s initial public offering, the Company subsequently determined that, for financial statement purposes, the estimated value of its common stock was in excess of the exercise prices. Accordingly, the Company has recorded deferred stock compensation for stock options issued to both employees and non-employees.

For stock options granted to employees (1,139,000 in 2001, 407,000 in 2000 and 1,444,000 in 1999), the difference, if any, between the exercise price of the stock options and the fair value of the Company’s stock at the date of grant is recorded as deferred compensation on the date of grant. For stock options granted to non-employees, generally for future services (41,000 in 2001, 104,000 in 2000 and 115,000 in 1999), the fair value of the options, estimated using the Black-Scholes valuation model, is initially recorded as deferred stock compensation on the date of grant. As the non-employee fulfils the terms of the option grants, all relating to continued services to the Company, the Company revalues the remaining unvested options, with the change in fair value from period to period represented as an adjustment of compensation expense and deferred stock compensation.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share data)

Amortization of deferred stock compensation is as follows:

	Years Ended December 31,
	2001	2000	1999
Cost of goods sold	$90	$131	$—
Research and development	205	629	4,132
Clinical and regulatory	121	174	96
Sales and marketing	250	418	85
General and administrative	670	1,343	554

	$1,336	$2,695	$4,867

Included in the 1999 research and development stock-based compensation is $3.1 million related to the modification of repurchase rights for 706,000 shares of common stock.

Activity under stock option plans is as follows:

	2001		2000		1999
	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price
Beginning balance	1,283,000	$2.83	1,982,000	$0.21	538,000	$0.18

Granted	1,180,000	$3.40	511,000	$6.24	1,559,000	$0.23
Exercised	(220,000)	$0.23	(1,165,000)	$0.24	—
Cancelled	(160,000)	$4.11	(45,000)	$2.05	(115,000)	$0.19

Ending balance	2,083,000	$3.11	1,283,000	$2.83	1,982,000	$0.21

Exercisable at year-end	719,000	$2.56	317,000	$0.20	1,074,000	$0.23

The options outstanding and currently exercisable by exercise price at December 31, 2001 are as follows:

Options Outstanding and Exercisable				Exercisable Options
Actual Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18–$0.26	603,000	7.1	$0.21	369,000	$0.20
0.61	58,000	8.1	0.61	16,000	0.61
2.70–3.87	836,000	9.5	3.02	85,000	3.51
4.39–4.50	412,000	8.7	4.46	199,000	4.47
7.00	23,000	8.9	7.00	6,000	7.00
$11.84–$12.50	151,000	8.5	11.88	44,000	11.88

	2,083,000	8.5	$3.11	719,000	$2.56

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share data)

Fair Value Disclosures

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model, using the following assumptions:

	2001	2000	1999
Assumptions:
Risk-free interest rate	4.43%	6.30%	5.60%
Expected life	4 years	4 years	4 years
Expected volatility	90%	85%	75%
Expected dividend yield	0.0%	0.0%	0.0%

Weighted average fair values:
Exercise price less than market price	$2.40	$8.01	$2.75
Exercise price equal to market price	$2.25	$6.69	$—
Exercise price greater than market price	$0.93	$—	$—

As discussed in Note 2, the Company accounts for its stock-based compensation using the method prescribed by APB No. 25. Had the Company determined its stock-based compensation based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the FAS 123 adjusted amounts indicated below:

	Year Ended December 31,
	2001	2000	1999
Net loss	$(15,429)	$(15,779)	$(14,089)

Net loss—FAS 123 adjusted	$(17,063)	$(16,502)	$(14,108)

Net loss per share—as reported
Basic and diluted	$(0.81)	$(2.27)	$(6.94)

Net loss per share—FAS 123 adjusted
Basic and diluted	$(0.89)	$(2.38)	$(6.95)

401(k) Savings Plan

In October 1999, the Company began a 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate in the 401(k) Plan pursuant to the terms of the Plan. Contributions by the Company are discretionary and no contributions have been made by the Company for the years ended December 31, 2001, 2000, or 1999.

Employee Stock Purchase Plan

Effective September 21, 2000, the Company adopted the 2000 Employee Stock Purchase Plan (ESPP). A total of 400,000 shares of common stock were initially reserved for issuance under this plan. In addition, subject to the Board of Directors’ discretion, on January 1, 2001 and on each anniversary thereafter, the aggregate number of shares reserved for issuances under the ESPP will be increased automatically by the lesser of: 500,000 shares, 1.5% of the outstanding shares of the Company’s Common Stock, or a lesser amount determined by the Board of Directors. During 2001, the shares reserved for issuance under the ESPP were increased by 285,000 shares.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share data)

Under the ESPP, eligible employees may have up to 15% of their earnings withheld, subject to certain limitations, to be used to purchase shares of the Company’s common stock. Unless the Board of Directors shall determine otherwise, each offering period provides for consecutive 24-month periods commencing on each May 1 and November 1, except that the first offering period commenced on September 21, 2000 and ended on May 1, 2002. Each offering period is comprised of four 6-month purchase periods, except for the first purchase period, which was from September 21, 2000 to May 1, 2001. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of common stock on the commencement date of each offering period or the fair market value on the last day of the purchase period. During 2001, the shares purchased under the ESPP were 86,000 and 53,000 on May 1 and November 1, respectively.

NOTE 8—NET LOSS PER SHARE:

Basic and diluted net loss per share is calculated as follows:

	Year Ended December 31,
	2001	2000	1999
Numerator:
Net loss	$(15,429)	$(15,779)	$(14,089)

Denominator:
Weighted average shares outstanding	19,462,000	8,048,000	2,819,000

Weighted average unvested common shares subject to repurchase	(387,000)	(1,103,000)	(789,000)

Weighted average shares used in basic and diluted net loss per share	19,075,000	6,945,000	2,030,000

Net loss per share	$(0.81)	$(2.27)	$(6.94)

The Company has issued shares to employees and non-employees that are subject to repurchase should an employee terminate employment with the Company. The shares vest monthly and the vesting periods range from 36 months to 48 months. Shares subject to repurchase are excluded from the average shares used in the calculation of basic and diluted net loss per share.

During 1999, the Company granted to certain employees and non-employees, options which were immediately exercisable into common stock, subject to repurchase by the Company based on the same remaining vesting schedule as the related option. Shares are subject to repurchase at the original option exercise price.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share data)

Equity instruments that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share as their effect is antidilutive are as follows:

	At December 31,
	2001	2000	1999
Unvested common shares (shares subject to repurchase)	280,000	694,000	771,000
Shares issuable upon exercise of stock options	2,083,000	1,283,000	1,982,000
Conversion of convertible preferred stock	—	—	9,597,000
Shares issuable upon exercise of warrants	569,000	722,000	153,000

Total	2,932,000	2,699,000	12,503,000

NOTE 9—GEOGRAPHIC SEGMENT INFORMATION

The Company has determined that it has a single reportable segment consisting of the development, manufacture, and marketing of proprietary products for the treatment of gastrointestinal disorders. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Operations outside the United States primarily consist of a sales office in Belgium that is responsible for promoting sales activities to foreign customers who are invoiced by the Company’s headquarters in the United States, and a subsidiary in Australia that was used to coordinate Australian clinical trials in the past, and currently is inactive. The foreign subsidiaries do not carry any significant long-lived assets, and income and assets of the Company’s foreign subsidiaries were not significant.

Revenue from external customers by geographic area for each of the three years in the period ended December 31, 2001, were as follows:

	2001	2000	1999
United States	$3,213,000	$1,156,000	$—
% of total	96.9%	100.0%	0.0%
Europe	$104,000	$—	$—
% of total	3.1%	0.0%	0.0%

NOTE 10—INCOME TAXES:

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2001 and 2000.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share data)

Deferred tax assets consist of the following:

	December 31,
	2001	2000
Deferred tax assets
Depreciation and amortization	$436	$237
Reserves	340	202
Credits	743	554
Capitalized start-up costs	895	1,196
Net operating loss carryforwards	13,181	7,684

	15,595	9,873
Valuation allowance	(15,595)	(9,873)

Net deferred tax assets	$—	$—

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $34.2 million for federal and $26.7 million for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2013 for federal purposes and 2006 for state purposes.

The Company has research and development credit carryforwards of approximately $456,000 and $405,000 for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2013. The California credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

NOTE 11—RELATED PARTY TRANSACTIONS:

In 1999, the Company entered into a three-year agreement with John Morgan, President and CEO of the Company, to loan him $8,500 per month as a reimbursement of housing costs. The total amount loaned under this arrangement at December 31, 2001 and 2000 was $204,000 and $102,000, respectively, and is classified as a long-term related party note receivable on the balance sheet. The loan bears interest based on federal interest rates adjusted monthly, 2.45% at December 31, 2001, and is due in full at the end of the three-year term.

During 2001, the Company entered into three related party notes receivable arrangements with officers of the company: a $150,000 note receivable from David S. Utley, M.D., Chief Medical Officer, which has a two-year maturity date; a $69,000 note receivable from James Goode, Vice President of Sales, which has a one year maturity date; and a $75,000 note receivable from John Gaiser, Vice President of Engineering, Research and Development, which has a nine-month maturity. Balances at December 31, 2001 related to these notes are $144,000 as short term receivable, and $150,000 as long term receivable.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share data)

NOTE 12—QUARTERLY FINANCIAL DATA:

(UNAUDITED)

The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2001. In our opinion, this information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net Sales
2001	$1,218	$568	$826	$705	$3,317
2000	43	127	686	300	1,156
Gross Loss
2001	(81)	(615)	(456)	(525)	(1,677)
2000	20	(138)	(194)	(634)	(946)
Loss Before Extraordinary Item
2001	(2,960)	(4,343)	(3,812)	(4,314)	(15,429)
2000	(3,309)	(4,769)	(6,191)	(3,106)	(17,375)
Net Loss
2001	(2,960)	(4,343)	(3,812)	(4,314)	(15,429)
2000	(3,309)	(4,769)	(4,595)	(3,106)	(15,779)
Earnings per Share:
Before Extraordinary Item
2001	(0.16)	(0.23)	(0.20)	(0.22)	(0.81)
2000	(1.49)	(1.75)	(1.38)	(0.17)	(2.27)
Net Loss
2001	(0.16)	(0.23)	(0.20)	(0.22)	(0.81)
2000	(1.49)	(1.75)	(1.03)	(0.17)	(2.27)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A with respect to the 2001 Annual Meeting of Stockholders (the Proxy Statement) and certain information included therein is incorporated herein by reference.

Item 10.    Directors and Executive Officers of the Registrant

Certain of the information required by this item relating to directors is incorporated by reference to the information under the caption Proposal No. 1—Election of Directors in the Proxy Statement and under the caption Executive Officers.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and beneficial owners of more than 10% of our Common Stock to file with the SEC and the National Association of Securities Dealers reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports received by us, or written representations from reporting persons that no Forms 3, 4 or 5 were required of such persons, we believe that during our fiscal year ended December 31, 2001 Jim L. Goode failed to timely file one Form 3.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the information under the caption Executive Compensation in the Proxy Statement.

Ite m 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information under the caption Record Date and Stock Ownership in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information under the caption Certain Transactions in the Proxy Statement.

PART IV

Ite m 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)	1. Financial Statements

The following Consolidated Financial Statements of Curon Medical, Inc. and Report of PricewaterhouseCoopers LLP have been provided as Item 8, above:

Report	of PricewaterhouseCoopers LLP, Independent Accountants

Consolidated	Balance Sheets at December 31, 2001 and 2000.

Consolidated	Statements of Operations, for the years ended December 31, 2001, 2000, and 1999.

Consolidated	Statements of Stockholders’ Equity (deficit), for the years ended December 31, 2001, 2000, and 1999.

Consolidated	Statements of Cash Flows, for the years ended December 31, 2001, 2000, and 1999.

Notes	to Financial Statements

Quarterly	Financial Data (unaudited)

2.	Financial Statement Schedules

The financial statement schedule entitled Valuation and Qualifying Accounts is included at page 53 of this Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.	Exhibits

Refer to (c) below.

(B)	Reports on Form 8-K

Curon Medical, Inc. filed an 8-K on November 9, 2001 related to the adoption of a Preferred Stockholder Rights Plan that was adopted on November 1, 2001.

(C)	Exhibits

Exhibit Number	Description
3.3(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Bylaws of the Registrant.

4.1(1)	Specimen common stock certificate of the Registrant.

4.3(5)
Preferred Stock Rights Agreement, dated as of October 30, 2001 between Curon Medical, Inc. and Mellon Investor Service, LLC including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1997 Stock Option Plan.

10.3(1)	2000 Employee Stock Purchase Plan.

10.4(1)	Series C Preferred Stock Purchase Agreement dated August 30, 1999 by and among the Registrant and the Purchasers named therein.

10.5(1)	Amended and Restated Stockholder Rights Agreement dated August 30, 1999 by and among the Registrant and certain stockholders.

10.6(1)	Lease dated August 27, 1997 for office space located at 733 Palomar Avenue, Sunnyvale, California 94086.

10.7(1)	Lease dated May 6, 1998 for office space located at 735 Palomar Avenue, Sunnyvale, California 94086.

10.8(1)	2000 Stock Option Plan.

10.9(1)	Sublease dated April 2, 1999 for office space located at 735 Palomar Avenue, Sunnyvale, California 94086.

10.10(1)	Amendment to Lease, effective April 28, 1999, for office space located at 735 Palomar Avenue, Sunnyvale, California 94086.

10.11(1)	Amended and Restated Loan and Security Agreement effective August 12, 1998.

10.14*(1)	Technology license agreement between the Registrant and Somnus Medical Technologies, Inc. effective December 10, 1998.

10.15(1)	Technology license agreement between the Registrant and University of Kansas Medical Research Institute effective February 2000.

Exhibit Number	Description
10.16(1)	Employment Agreement with John W. Morgan, President and Chief Executive Officer.

10.17(2)	Security Agreement with David S. Utley, Chief Medical Officer.

10.18(3)	Security Agreement with Jim L. Goode, Vice President

10.19(4)	Security Agreement with John Gaiser, Vice President of Engineering, Research and Development.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (see page 55).

*	Confidential treatment has been requested for certain portions of this Exhibit.
(1)	Filed as an Exhibit to Curon’s Registration Statement on Form S-1 (File No. 333-37866) and incorporated herein by reference.
(2)	Filed as an Exhibit to Curon’s report on 10-Q for the quarter ending March 31, 2001, and incorporated herein by reference.
(3)	Filed as an Exhibit to Curon’s report on 10-Q for the quarter ending June 30, 2001, and incorporated herein by reference.
(4)	Filed as an Exhibit to Curon’s report on 10-Q for the quarter ending September 30, 2001, and incorporated herein by reference.
(5)	Filed as an Exhibit to Curon’s 8-A12G filing on November 9, 2001, and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURON MEDICAL, INC.

By:	/s/ JOHN W. MORGAN
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

Pursuant to the requirements of the Securities Act of 1934, this report signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ JOHN W. MORGAN John W. Morgan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2001

/S/ ALISTAIR F. MCLAREN Alistair F. McLaren	Chief Financial Officer and Vice President of Finance and Administration (Principal Financial Officer)	March 29, 2001

/S/ MICHAEL BERMAN Michael Berman	Director	March 29, 2001

/S/ FRED BROWN Fred Brown	Director	March 29, 2001

/S/ DAVID I. FANN David I. Fann	Director	March 29, 2001

/S/ ALAN L. KAGANOV Alan L. Kaganov	Director	March 29, 2001

/S/ ROBERT F. KUHLING, JR. Robert F. Kuhling, Jr.	Director	March 29, 2001

Report of Independent Accountants on Financial Statement Schedules

To the Board of Directors of Curon Medical, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 8, 2002, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)2 on this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California
February 8, 2002

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2001, 2000, and 1999
(Dollars in Thousands)

	Balance at Beginning of Year	Additions Charged to Earnings	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
December 31, 2001	$15	$5	$—	$20
December 31, 2000	—	15	—	15
December 31, 1999	—	—	—	—

Reserve on Related Party Notes Receivable:
December 31, 2001	64		(64)	—
December 31, 2000	73	—	9	64
December 31, 1999	—	73	—	73

Deferred Tax Valuation Allowance:
December 31, 2001	9,873	5,722	—	15,595
December 31, 2000	5,096	4,777	—	9,873
December 31, 1999	1,284	3,812	—	5,096

EXHIBIT INDEX

Exhibit Number	Description
3.3(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Bylaws of the Registrant.

4.1(1)	Specimen common stock certificate of the Registrant.

4.3(5)
Preferred Stock Rights Agreement, dated as of October 30, 2001 between Curon Medical, Inc. and Mellon Investor Service, LLC including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1997 Stock Option Plan.

10.3(1)	2000 Employee Stock Purchase Plan.

10.4(1)	Series C Preferred Stock Purchase Agreement dated August 30, 1999 by and among the Registrant and the Purchasers named therein.

10.5(1)	Amended and Restated Stockholder Rights Agreement dated August 30, 1999 by and among the Registrant and certain stockholders.

10.6(1)	Lease dated August 27, 1997 for office space located at 733 Palomar Avenue, Sunnyvale, California 94086.

10.7(1)	Lease dated May 6, 1998 for office space located at 735 Palomar Avenue, Sunnyvale, California 94086.

10.8(1)	2000 Stock Option Plan.

10.9(1)	Sublease dated April 2, 1999 for office space located at 735 Palomar Avenue, Sunnyvale, California 94086.

10.10(1)	Amendment to Lease, effective April 28, 1999, for office space located at 735 Palomar Avenue, Sunnyvale, California 94086.

10.11(1)	Amended and Restated Loan and Security Agreement effective August 12, 1998.

10.14*(1)	Technology license agreement between the Registrant and Somnus Medical Technologies, Inc. effective December 10, 1998.

10.15(1)	Technology license agreement between the Registrant and University of Kansas Medical Research Institute effective February 2000.

10.16(1)	Employment Agreement with John W. Morgan, President and Chief Executive Officer.

10.17(2)	Security Agreement with David S. Utley, Chief Medical Officer.

10.18(3)	Security Agreement with Jim L. Goode, Vice President

10.19(4)	Security Agreement with John Gaiser, Vice President of Engineering, Research and Development.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (see page 55).

*	Confidential treatment has been requested for certain portions of this Exhibit.
(1)	Filed as an Exhibit to Curon’s Registration Statement on Form S-1 (File No. 333-37866) and incorporated herein by reference.
(2)	Filed as an Exhibit to Curon’s report on 10-Q for the quarter ending March 31, 2001, and incorporated herein by reference.
(3)	Filed as an Exhibit to Curon’s report on 10-Q for the quarter ending June 30, 2001, and incorporated herein by reference.
(4)	Filed as an Exhibit to Curon’s report on 10-Q for the quarter ending September 30, 2001, and incorporated herein by reference.
(5)	Filed as an Exhibit to Curon’s 8-A12G filing on November 9, 2001, and incorporated by reference.