Form 10-Q
period 2002-03-31
CURON MEDICAL INC
filed 2002-05-10
CIK 1114365

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

           [_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                      FROM ______________ TO ____________.

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

                                 (408) 733-9910
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 10, 2002, 19,672,210 shares of the Registrant's Common Stock were outstanding.

                               CURON MEDICAL, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION                                                                       Page
-------   ---------------------                                                                       ----
Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of
            March 31, 2002 and December 31, 2001 ...................................................    3

          Condensed Consolidated Statements of Operations for the
            three month periods ended March 31, 2002 and 2001 ......................................    4

          Condensed Consolidated Statements of Cash Flows for the
            three month periods ended March 31, 2002 and 2001 ......................................    5

          Notes to Condensed Consolidated Financial Statements .....................................    6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..........................................   10

Item 3.   Quantitative and Qualitative Disclosures of
            Market Risk ............................................................................   26

PART II.  OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings ........................................................................   26

Item 2.   Changes in Securities and Use of Proceeds ................................................   26

Item 6.   Exhibits and Reports on Form 8-K .........................................................   27

Signatures .........................................................................................   28

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                               CURON MEDICAL, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                                                       March 31, 2002        December 31, 2001
                                                                                   ------------------       ------------------
Assets
Current assets:
        Cash and cash equivalents                                                  $            7,682       $            7,509
        Marketable securities                                                                  23,782                   27,619
        Accounts receivable, net of allowance for doubtful accounts
             of $20 and $20, respectively                                                         691                      666
        Inventories, net                                                                        1,218                    1,410
        Related party notes receivable                                                            523                      144
        Prepaid expenses and other current assets                                                 757                      883
                                                                                   ------------------       ------------------
        Total current assets                                                                   34,653                   38,231

Long term investments                                                                           2,990                    3,048
Related party notes receivable                                                                      -                      354
Property and equipment, net                                                                     1,115                    1,216
Intangible assets, net of amortization of $859 and $771, respectively                              45                      133
Other assets                                                                                       92                       91
                                                                                   ------------------       ------------------
        Total assets                                                               $           38,895       $           43,073
                                                                                   ==================       ==================

Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable                                                           $              266       $              449
        Accrued liabilities                                                                       993                    1,077
        Notes payable                                                                             104                      207
                                                                                   ------------------       ------------------
        Total current liabilities                                                               1,363                    1,733

Other liabilities                                                                                  55                       52
                                                                                   ------------------       ------------------
        Total liabilities                                                                       1,418                    1,785
                                                                                   ------------------       ------------------

Contingencies (Note 5)

Stockholders' equity:
        Preferred stock                                                                             -                        -
        Common stock                                                                               19                       19
        Additional paid-in capital                                                             90,315                   90,368
        Deferred stock compensation                                                              (720)                    (956)
        Accumulated deficit                                                                   (52,116)                 (48,291)
        Accumulated other comprehensive income (loss)                                             (21)                     148
                                                                                   ------------------       ------------------
        Total stockholders' equity                                                             37,477                   41,288
                                                                                   ------------------       ------------------
        Total liabilities and stockholders' equity                                 $           38,895       $           43,073
                                                                                   ==================       ==================

      See accompanying notes to condensed consolidated financial statements

                               CURON MEDICAL, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                   For the Three Months Ended
                                                  ----------------------------

                                                    March 31,        March 31,
                                                         2002             2001
                                                  -----------      -----------

Revenues                                          $       939      $     1,218
Cost of goods sold                                      1,083            1,299
                                                  -----------      -----------

Gross loss                                               (144)             (81)
                                                  -----------      -----------

Operating expenses:
      Research and development                            789              743
      Clinical and regulatory                             318              490
      Sales and marketing                               1,878            1,323
      General and administrative                          972            1,124
                                                  -----------      -----------

Total operating expenses                                3,957            3,680
                                                  -----------      -----------

Operating loss                                         (4,101)          (3,761)

Interest income                                           278              801
Interest expense                                           (2)               -
                                                  -----------      -----------

Net loss                                          $    (3,825)     $    (2,960)
                                                  ===========      ===========


Net loss per share, basic and diluted             $     (0.20)     $     (0.16)
                                                  ===========      ===========

Shares used in computing net loss per share,
      basic and diluted                                19,407           18,690
                                                  ===========      ===========

      See accompanying notes to condensed consolidated financial statements

                               CURON MEDICAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                                                                           For the Three Months Ended,
                                                                                      ------------------------------------
                                                                                      March 31, 2002        March 31, 2001
                                                                                      --------------        --------------
Cash Flows From Operating Activities
Net loss                                                                              $       (3,825)       $       (2,960)
Adjustments to reconcile net loss to net cash used in
          operating activities:
      Depreciation and amortization                                                              169                   178
      Amortization of acquired technology                                                         88                   112
      Amortization of stock-based compensation                                                   177                   437
      Accretion of discount on securities, net                                                   (81)                 (237)
      Changes in assets and liabilities:
          Accounts receivable, net                                                               (25)                 (585)
          Inventories                                                                            192                  (310)
          Prepaid expenses and other current assets                                              126                   108
          Accounts payable                                                                      (183)                   50
          Accrued liabilities                                                                    (84)                 (211)
          Other long-term assets and liabilities                                                   2                    16
                                                                                      --------------        --------------
      Net cash used in operating activities                                                   (3,444)               (3,402)
                                                                                      --------------        --------------

Cash Flows From Investing Activities
Purchase of property and equipment                                                               (68)                 (283)
Purchase of marketable securities                                                             (8,449)              (13,089)
Proceeds from maturities of marketable securities                                             12,256                15,177
                                                                                      --------------        --------------
      Net cash provided by investing activities                                                3,739                 1,805
                                                                                      --------------        --------------

Cash Flows From Financing Activities
Principal payments on notes payable                                                             (103)                    -
(Payments) proceeds from related party
          notes receivable, net                                                                  (25)                   74
Proceeds from issuance of common stock, net of issuance costs                                      6                    17
                                                                                      --------------        --------------
      Net cash provided by (used in) financing activities                                       (122)                   91
                                                                                      --------------        --------------
Net increase (decrease) in cash and cash equivalents                                             173                (1,506)

Cash and cash equivalents at beginning of period                                               7,509                16,759
                                                                                      --------------        --------------
Cash and cash equivalents at end of period                                            $        7,682        $       15,253
                                                                                      ==============        ==============


Supplemental Disclosure of Non-Cash Investing and Financing Information
Deferred stock-based compensation                                                     $          (59)       $           24

    See accompanying notes to the condensed consolidated financial statements

                               CURON MEDICAL, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

   (Unaudited, tabular amounts in thousands, except share and per share data)

March 31, 2002

NOTE 1. The Company and Summary of Significant Accounting Policies

The Company

Curon Medical, Inc. (the "Company") was incorporated in the State of Delaware on May 1, 1997. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

The Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. The Company intends to finance its operations primarily through its cash and cash equivalents, marketable securities, future financing and future revenues, however, there can be no assurance that such efforts will succeed or that sufficient funds will be made available.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC.

Net Loss Per Share

Basic and diluted net loss per share is calculated as follows:

                                                               Three Months Ended March 31,
                                                              ------------------------------
                                                                       2002            2001
                                                              -------------    ------------
Numerator:
       Net loss                                               $      (3,825)   $     (2,960)
                                                              =============    ============

Demoninator:
       Weighted average shares outstanding                       19,650,000      19,241,000

       Weighted average unvested common shares
                   subject to repurchase                           (243,000)       (551,000)
                                                              -------------    ------------

       Weighted average shares used in basic and diluted
                   net loss per share                            19,407,000      18,690,000
                                                              =============    ============

Net loss per share                                            $       (0.20)   $      (0.16)
                                                              =============    ============

During 1999, the Company granted to certain employees and non-employees, options which were immediately exercisable into common stock, subject to repurchase by the Company based on the same remaining vesting schedule as the related option. Shares are subject to repurchase at the original option exercise price.

Equity instruments that could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share as their effect is antidilutive, are as follows:

                                                                 March 31, 2002      March 31, 2001
                                                               ----------------    ----------------
Unvested common shares (shares subject to repurchase)                       232                 487
Shares issuable upon exercise of stock options                            2,035               1,605
Shares issuable upon exercise of warrants                                   569                 569
                                                               ----------------    ----------------
Total                                                                     2,836               2,661
                                                               ================    ================

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS 142 did not have a material impact on the Company's financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The adoption of SFAS 144 did not have a material impact on the Company's financial position and results of operations.

NOTE 2.  Inventories

                                      March 31, 2002       December 31, 2001
                                    ------------------   ---------------------
Inventories:
Raw material                                 $   679                 $ 1,033
Work-in-process                                  151                       7
Finished goods                                   388                     370
                                    ------------------   ---------------------
                                             $ 1,218                 $ 1,410
                                    ==================   =====================

NOTE 3.  Deferred Stock Compensation

Stock-based compensation included in the Condensed Consolidated Statements of Operations is as follows:

                                          Three Months Ended March 31,
                                       -----------------------------------
                                            2002               2001
                                       ----------------   ----------------

Cost of goods sold                               $  18              $  29
Research and development                            28                 74
Clinical and regulatory                             18                 42
Sales and marketing                                 23                107
General and administrative                          90                185

                                       ----------------   ----------------
                                                 $ 177              $ 437
                                       ================   ================

NOTE 4.  Related Party Transactions

In May and September 2001, the Company entered into promissory note agreements with two officers of the Company. The notes were $68,500 and $75,000, and had interest rates of 4.8% per annum and 3.9% per annum, respectively. Principal and interest on these notes were repaid in April 2002.

NOTE 5.  Contingencies

In June 2001, a civil action was filed against the Company in the United States District Court, Western District of Kentucky, Louisville Division, alleging that the Plaintiff sustained a nerve injury and damage to his gastrointestinal tract during a Stretta procedure caused by the defective design and manufacture of the Company's product. Plaintiff's allegations against the Company include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantibility, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had given Informed Consent to the treating institution for the procedure. Plaintiff is seeking a trial by jury and unspecified damages. The Company believes Plaintiff's claim is without merit.

In September 2001, a civil action was filed against a number of defendants, including the Company, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that the Plaintiff sustained injury when undergoing surgery utilizing the Stretta System, caused by defects in design and manufacture. Plaintiff also alleges negligence in the design, manufacture, advertising and sale of the Stretta System and that its warnings, instructions and directions for use were inadequate. Additional defendants include the treating physicians and the associated medical institutions, which it is alleged, were medically negligent in treatment of Plaintiff. Plaintiff is seeking unspecified damages. The Company believes Plaintiff's claim is without merit.

These matters are currently in the early stages and the Company believes that the resolution of any of these matters will not have a material effect, if any, on its business, financial position, and results of operations and cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2001.

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to our expectations as to the timing and success of our clinical trials and regulatory submissions, the mix of our sales and revenues derived from generators and disposable devices, the rate of growth and success of our international sales and marketing efforts, our expectations regarding increased operating expenses and net losses as our business expands, the timing of new product introductions, and our ability to maintain current and planned operations through at least the next 12 months without raising additional funds. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in "Factors That May Affect Future Results," commencing on page 14, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, failure to obtain regulatory approvals as anticipated, a slower rate of market acceptance of our products than expected, increased competition, continued adverse changes in general economic conditions in the United States and internationally, including adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.

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

In early 1999, we began a multi-center clinical trial of the Stretta System in the United States. We also developed our manufacturing capability to support the production of Stretta Catheters and Curon Control Modules for the clinical trial. Based on the data acquired in the trial, we submitted a 510(k) notification to the FDA in January 2000 for clearance to market the Stretta System for treatment of GERD. We received 510(k) clearance in April 2000. In May 2000, we launched the Stretta System commercially at Digestive Disease Week, a large gastroenterology professional conference. Also, in May 2000, we initiated a randomized controlled trial of the Stretta System in the United States. In this trial, patients received either the Stretta procedure or a placebo procedure, and results were compared. The data generated will be used to influence physician adoption rates, facilitate reimbursement approvals and enhance marketing activity. The active clinical portion of this trial was completed in the quarter ended March 31, 2001. The abstracted data was published in April 2002.

In April 1999, we began developing the Secca System for the treatment of fecal incontinence. In

November 1999, we conducted a 10-patient human clinical pilot study outside the United States and, in July 2000, we began a U.S. multi-center clinical trial of the Secca System under an Investigational Device Exemption. This trial was completed, and the results were used to support a 510(k) submission to the FDA in December 2001. In September 2001, we received CE Mark approval of the Secca System, indicating that the Secca System meets European medical device standards allowing us to market it within the European Union. We received 510(k) clearance from the FDA in March 2002 to market the system for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback.

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

Initially, we are focusing our sales efforts in the United States through a direct sales force. In international markets, we rely primarily on third-party distributors. In November 2000, we incorporated a subsidiary company in Belgium and hired a European manager to support European distributors' sales, marketing and clinical efforts. At March 31, 2002, this subsidiary had four employees. We do not expect the number of employees to increase in 2002. During the first quarter of 2001, we entered into distribution agreements covering sales in Belgium, the Netherlands, Germany, Italy and Greece. In August 2001, we entered into a distribution agreement in South Africa, and in December 2001, we entered into distribution agreements covering sales in Portugal, Sweden, Denmark, Norway and Finland. In March 2002, we entered into a distribution agreement in Egypt. First shipments have been made to all distributors except South Africa. Our gross margins on sales through international third-party distributors will be lower than our gross margins on U.S. sales as a result of distributor discounts.

Our costs of revenues represent the cost of producing generators and disposable devices. We also license a technology used in the generators that we sell. In addition to the up-front payment to license the technology, we are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. General and administrative expenses consist primarily the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. Through March 31, 2002, we recorded limited product sales while incurring cumulative net losses of $52.1 million. In addition to increasing expenditures related to continuing selling activities of the Stretta System, we anticipate that our expenses will increase as we continue to develop new products, conduct clinical trials, commercialize our products and acquire additional technologies as opportunities arise. As a result, we expect our operating expenses and cumulative net losses to increase.

RESULTS OF OPERATIONS

Period of three months ended March 31, 2002 and 2001.

Revenues

Revenues for the quarter ended March 31, 2002, were $939,000, compared to $1,218,000 for the same quarter in 2001. International sales accounted for approximately $78,000 for the first quarter of 2002, compared to $16,000 for the same quarter in 2001.

Cost of goods sold

In the quarter ended March 31, 2002, cost of goods sold was $1.1 million and $1.3 million for the same quarter in 2001. As sales volume increases, we expect gross margins to become positive and increase accordingly. Amortization of stock-based compensation accounted for $18,000 in the quarter ended March 31, 2002, and $29,000 for the same period in 2001.

Research and development expenses

Research and development expenses were $789,000 in the quarter ended March 31, 2002, and $743,000 for the same quarter in 2001. Amortization of stock-based compensation accounted for $28,000 in the quarter ended March 31, 2002, and $74,000 for the same quarter in 2001.

Clinical and regulatory expenses

Clinical and regulatory expenses were $318,000 in the quarter ended March 31, 2002, and $490,000 for the same period in 2001. The decrease in spending in 2002 over 2001 was due to costs involved in the U.S. Secca trial and the Stretta randomized control trial, which were ongoing in 2001, and have been completed as of 2002. Amortization of stock-based compensation accounted for $18,000 in the quarter ended March 31, 2002 and $42,000 for the same period in 2001.

Sales and marketing expenses

Sales and marketing expenses were $1.9 million in the quarter ended March 31, 2002, and $1.3 million for the same period in 2001. The increase in spending in 2002 over 2001 was primarily due to headcount increases in the field sales and clinical support personnel, marketing expense related to preparations for the Secca launch, and developing our European presence. Amortization of stock-based compensation accounted for $23,000 in the quarter ended March 31, 2002, and $107,000 for the same period in 2001.

General and administrative expenses

General and administrative expenses were $972,000 in the quarter ended March 31, 2002 and $1.1 million for the same period in 2001. Amortization of stock-based compensation accounted for $90,000 in the quarter ended March 31, 2002, and $185,000 for the same period in 2001.

Interest Income and Expense

During the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001, interest income decreased by $523,000. The decrease was due to an approximate cash and investment decrease of $14.1 million, and a decrease in investment interest rates from approximately 7% to 4%.

Interest expense during the quarter ended March 31, 2002 was $2,000, related to the note payable for the Directors' and Officers' Liability Insurance policy, incurred in the third quarter of 2001, and representing the only debt for that year. There was no interest expense for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and capital investments with the proceeds from our initial public offering completed in September 2000 totaling $55.0 million, the partial exercise of the underwriter's over-allotment provision totaling $5.2 million, the private sale of equity securities totaling $22.0 million, the issuance of convertible notes totaling $11.8 million and bank equipment line financing totaling $780,000. At March 31, 2002, we had $33.3 million in working capital and our primary source of liquidity was $31.5 million in cash and cash equivalents and marketable securities. In addition, we had $3.0 million invested in long term securities at that date. We intend to finance our operations primarily through our cash and cash equivalents, marketable securities, future financing and future revenues. We believe we have enough cash to fund operations for at least three years, and that alternative financing is available, if needed, however, there can be no assurance that such efforts will succeed or that sufficient funds will be made available.

Cash used in operating activities was $3.4 million in the three month period ended March 31, 2002, and also $3.4 million for the same period in 2001. There were no material changes in cash spending by expense category between the first quarter of 2002 and the first quarter of 2001.

Cash provided by investing activities amounted to $3.7 million in the three months ended March 31, 2002, which consisted of proceeds from net maturities and sales of marketable securities of $3.8 million, partially offset by expenditures of $68,000 for property and equipment. As of March 31, 2002, we had no material commitments for capital expenditures.

Cash used in financing activities was $122,000 in the three months ended March 31, 2002, primarily related to payments on our note payable, offset by the proceeds from exercise of stock options.

We expect to acquire additional capital equipment on an ongoing basis as we add staff, increase capacity and improve capabilities. We have not planned any significant capital expenditures during fiscal 2002. We expect that our existing capital resources and interest income will enable us to maintain current and planned operations through at least the next 12 months. In the event that we require additional funding at any point in the future, we will seek to raise such additional funding from other sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

Factors That May Affect Future Results

We may never achieve or maintain significant revenues or profitability.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.4 million in 2001, $15.8 million in 2000 and $14.1 million in 1999 and $3.8 million for the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of approximately $52.1 million. We have generated limited revenues from the sale of our products, and it is possible that we will never generate significant revenues from product sales in the future. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next several years and these losses may increase. It is possible that we will never achieve profitable operations.

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

We commercially introduced our Stretta System, which consists of a radiofrequency generator and a disposable handheld device, in May 2000. We are highly dependent on Stretta System sales because we anticipate that the Stretta System will account for substantially all our revenue through at least 2002. To achieve increasing sales, our product must gain recognition and adoption by physicians who treat gastrointestinal disorders. The Stretta System represents a significant departure from conventional GERD treatment methods. We believe that physicians will not use our Stretta System unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that the Stretta System provides an effective and attractive alternative to conventional means of treatment for GERD. Currently, there are two peer-reviewed journal articles, limited peer-reviewed clinical reports and 12-month clinical follow-up data on our Stretta System. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. For example, we believe that physician adoption rates were negatively impacted by adverse events and a voluntary market withdrawal, which occurred early in the launch of the Stretta System. Future adverse events or recalls would also impact future acceptance rates. If physicians do not adopt our Stretta System, we may never achieve significant revenues or profitability.

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

We received clearance from the FDA for the use of the Secca System to treat fecal incontinence, for patients who have failed more conservative treatments such as diet modification or biofeedback. This clearance was based upon the study of 50 patients. Safety and efficacy data presented to the FDA for the Secca System was based on six month follow-up studies on these patients. We may find that data from longer-term patient follow-up studies is inconsistent with those indicated by our relatively short-term data. However, if longer-term patient studies or clinical experience indicate that treatment with the Secca System does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our sales could decline and we could be subject to significant liability. Further, we may find that our data is not substantiated in studies involving more patients, in which case we may never achieve significant revenues or profitability. If patient studies or clinical experience do not meet our expectations regarding the benefits of the Secca System, our expected revenues from this product may never materialize.

Any failure in our physician education efforts could significantly reduce product sales.

It is important to the success of our sales efforts to educate physicians in the techniques of using our products. We rely on physicians to spend their time and money to attend our pre-sale educational sessions. Positive results using the Stretta and Secca Systems are highly dependent upon proper physician technique. If physicians use either system improperly, they may have unsatisfactory patient outcomes or cause patient injury, which may give rise to negative publicity or lawsuits against us, any of which could have a material adverse effect on our sales and profitability.

If health care providers are not adequately reimbursed for the procedures that use our products, or for the products themselves, we may never achieve significant revenues.

Although the Center for Medicare and Medicaid Services, or CMS, granted a new specific APC code providing higher reimbursement levels for the Stretta Procedure for Medicare purposes on October 1, 2001, there is no assurance that private, third-party payors will conform to this. Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta procedure or the products. To date, only a limited number of private third-party payors have agreed to reimburse for the cost of the Stretta procedure or products. Until a sufficient amount of positive peer-reviewed clinical data has been published, insurance companies and other payors may refuse to provide reimbursement for the cost of the Stretta procedure or may reimburse at levels that are not acceptable to providers. Some payors may refuse adequate reimbursement even upon publication of peer-reviewed data. If users of our products cannot obtain sufficient reimbursement from health care payors for the Stretta procedure or the Stretta System disposables, then it is unlikely that our product will ever achieve significant market acceptance. The Secca procedure has not yet received any coding decision and no tests have yet been made of the willingness of third party health care payors to reimburse the costs of the procedure. We cannot assure you that the procedure will ever be reimbursed. Failure to achieve reimbursement will have a serious negative effect on our revenues.

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

We face competition from more established GERD treatments and from competitors with greater resources, which will make it difficult for us to achieve significant market penetration.

The market for the treatment of GERD is dominated by companies that have well-established products, reputations and resources. We primarily compete with large pharmaceutical companies such as AstraZeneca, Takeda Abbott Pharmaceuticals and Merck, which collectively generate over $6 billion in annual U.S. revenues from sales of medication for the treatment of GERD symptoms. We also compete with large medical device companies such as Johnson & Johnson/Ethicon, which makes instrumentation for fundoplication surgery, and C.R. Bard, which received FDA clearance for an endoscopic suturing device for the treatment of GERD in April 2000. Boston Scientific has recently signed an agreement with Enteric to market a liquid polymer that is injected into the lower esophageal sphincter for the treatment of GERD. In December 2001, Medtronic announced that it had purchased Endonetics, Inc., a developer of biomaterial that can be endoscopically placed in the wall of the lower esophagus, improving performance of the esophageal sphincter for treatment of GERD.

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

At any time, these competitors or other companies may develop new competitive products that are more effective or less expensive than ours. For example, AstraZeneca has developed a new product, Nexium, for the treatment of GERD, which doctors may prescribe in lieu of recommending our Stretta Procedure. Less expensive, generic drugs will be introduced to treat GERD as AstraZeneca's patent for Prilosec, the leading prescription medication for the treatment of GERD, expired in 2001, although pending lawsuits may delay the significant availability of competition until later in 2002. If we cannot compete effectively in this highly competitive market, we may not be able to achieve our expected revenue growth.

We have limited sales and marketing experience, and our failure to build and manage our sales force or to market and distribute our products effectively will hurt our revenues and profits.

We have limited sales and marketing experience. As of March 31, 2002, we relied on 14 direct sales employees to sell our Stretta System in the United States. We must manage this sales team over the next 24 months to achieve our market share and revenue growth goals. Since we have only recently launched the Stretta System, our sales force has little experience marketing the product, and we cannot predict how successful they will be in selling the product. Since we have not yet commercially launched our Secca System, our sales force has no experience marketing that product. There are significant risks involved in building and managing our sales force and marketing our products, including our:

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

Internationally, we rely on third-party distributors to sell our products, and we cannot assure you that these distributors will commit the necessary resources to effectively market and sell our products or that they will be successful in selling our products.

Internationally, we rely on a network of distributors to sell our products. We depend on these distributors in such markets and we will need to attract additional distributors to grow our business and expand the territories into which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, we may not realize expected international revenue growth.

We have limited experience manufacturing our products in commercial quantities, which could adversely impact the rate at which we grow.

Because we have only limited experience in manufacturing our products in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. For example, in

December 2000, we voluntarily withdrew certain of our catheters from the market because of manufacturing issues. We may encounter difficulties and delays in manufacturing our products for the following additional reasons:

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

Our products are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. Either process can be lengthy and expensive. The FDA's 510(k) clearance process usually takes from four to twelve months, but may take longer. The premarket application ("PMA") approval process is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. Delays in obtaining regulatory clearance or approval will adversely affect our revenues and profitability.

Although we have obtained 510(k) clearance for both the Stretta System, for use in treating GERD, and the Secca System, for treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback, our clearance can be revoked if postmarketing data demonstrates safety issues or lack of effectiveness. Moreover, we will need to obtain 510(k) clearance or PMA approval to market any other new products. We cannot assure you that the FDA will not impose the more burdensome PMA approval process upon this technology in the future. More generally, we cannot assure you that the FDA will ever grant 510(k) clearance or premarket approval for any product we propose to market. If the FDA withdraws or refuses to grant approvals, we will be unable to market such products in the United States.

If we market our products for uses that the FDA has not approved, we could be subject to FDA enforcement action.

Our Stretta and Secca Systems are cleared by the FDA; the Stretta System for the treatment of GERD and the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. FDA regulations prohibit us from promoting or advertising either system, or any future cleared or approved devices, for uses not within the scope of our clearances or approvals, and prohibit us from making unsupported safety and effectiveness claims. These determinations can be subjective, and the FDA may disagree with our promotional claims. If the FDA requires us to revise our promotional claims or takes enforcement action against us based upon our labeling and promotional materials, our sales could be delayed, our profitability could be harmed and we could be required to pay significant fines or penalties.

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

In February 2001, we entered into a total of four distribution agreements: one each in Germany, Italy, and Greece and one covering sales in the region of Belgium, the Netherlands, and Luxembourg (Benelux). In August 2001, we entered into a distribution agreement in South Africa, and in December 2001, we entered into distribution agreements in Portugal and one covering sales in the region of Denmark, Sweden, Norway and Finland (Scandinavia). In March 2002, we entered into a distribution agreement in Egypt. We are training these distributors and only began selling our products in international markets in April 2001. To successfully market our products internationally, we must address many issues with which we have little or no experience. We have obtained regulatory clearance to market the Stretta System in the European Union, Australia and Canada and to market the Secca System in the European Union, but we have not obtained any other international regulatory approvals for other markets or products. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, although contracts already signed with European distributors specify payment in U.S. dollars, future international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

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

The development, manufacture and sale of medical products involves a significant risk of product liability claims. The use of any of our products may expose us to liability claims, which could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us. For example, we are currently a party to two product liability lawsuits where there are allegations that our products are defectively designed and that we were negligent in manufacturing our products. We maintain product liability insurance at coverage levels which we believe to be commercially acceptable; however there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on the same or substantially similar terms, or at all. We re-evaluate annually whether we need to obtain additional product liability insurance. Even if we obtain additional product liability insurance there can be no assurance that it would not have a material adverse effect on our business, financial condition, and results of operations. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry any insurance.

We have limited protection for our intellectual property. If our intellectual property does not sufficiently protect our products, third parties will be able to compete against us more directly and more effectively.

As of March 31, 2002, we had 34 issued or allowed U.S. patents and 41 pending U.S. patent applications; this includes 16 issued U.S. patents and 17 pending U.S. patent application licensed in from third-parties. We rely on patent, copyright, trade secret and trademark laws to protect our products, including our Stretta Catheter, our Secca Handpiece and our Curon Control Module, from being duplicated by competitors. However, these laws afford only limited protection. Our patent applications and the notices of allowance we have received may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Patents we have obtained and may obtain in the future may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights do not adequately protect our commercial products, our competitors could develop new products or enhance existing products to compete more directly and effectively with us and harm our product sales and market position.

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

Our license with Gyrus Group PLC, a public company incorporated and existing under the laws of England and Wales, allows us to manufacture and sell our products using their radiofrequency generator technology. In addition, the University of Kansas license allows us to apply radiofrequency energy to tissue. To the extent these license interests become jeopardized through termination or material breach of the license agreements, our operations may be harmed. We may have to develop new technology or license other technology. We cannot provide any assurance that we will be able to develop such technology or that other technology will be available for license. Even if such technology is available, we may experience delays in our manufacturing as we transition to a different technology.

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

Our officers, directors and principal stockholders holding more than 5% of our common stock together control over 50% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

Our stockholder rights plan, certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a takeover.

In November 2001, we adopted a stockholder rights plan. The purpose of the plan is to assure fair value in the event of a future unsolicited business combination or similar transaction involving Curon. If an individual or entity accumulates 15% of our stock, or 20% in the case of certain existing stockholders, the rights become exercisable for additional shares of our common stock or, if followed by a merger or other business combination where Curon does not survive, additional shares of the acquiror's common stock. The intent of these rights is to force a potential acquiror to negotiate with the Board to increase the consideration paid for our stock. The existence of this plan, however, may deter a potential acquiror, which could negatively impact shareholder value.

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

Item 1.  Legal Proceedings

In June 2001, Hershel E. Fancher et al ("Fancher") filed a civil action against us in the United States District Court, Western District of Kentucky, Louisville Division, alleging that he sustained a nerve injury and damage to his gastrointestinal tract during a Stretta procedure caused by the defective design and manufacture of our product. Fancher's allegations against us include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantibility, and loss of consortium. Fancher was a subject in a randomized clinical trial and had given Informed Consent to the treating institution for the procedure. Fancher is seeking a trial by jury and unspecified damages. We believe Fancher's claim is without merit.

In September 2001, Diana Conklin ("Conklin") filed a civil action against a number of defendants, including Curon, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that she sustained injury when undergoing surgery utilizing the Stretta System, caused by defects in design and manufacture. Conklin also alleges negligence in the design, manufacture, advertising and sale of the Stretta System and that its warnings, instructions and directions for use were inadequate. Additional defendants include the treating physicians and the associated medical institutions, who, it is alleged, were medically negligent in treatment of Conklin. Conklin is seeking unspecified damages. We believe Conklin's claim against us is without merit.

Item 2.  Changes in Securities and Use of Proceeds

On September 26, 2000, we completed the sale of 5,000,000 shares of our common stock at a per share price of $11.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-37866), which the United States Securities and Exchange Commission declared effective on September 21, 2000. On October 24, 2000, we completed the sale of an additional 475,000 shares of our common stock at a per share price of $11.00 pursuant to the exercise of the over-allotment option by the underwriters. Of the approximately $54.8 million in net offering proceeds, through March 31, 2002, we have used approximately $12.0 million for the repayment of debt and accrued interest, $5.5 million for research and development, $5.9 million for the manufacture of products, $2.3 million for clinical expense and reimbursement efforts, $9.1 million for sales and marketing initiatives to support the commercialization of the Stretta System and $6.2 million for general corporate purposes. All amounts represent estimates of direct or indirect payments of amounts to third parties.

We have a loan of $229,500 made to John W. Morgan, our President and Chief Executive Officer, made in monthly $8,500 mortgage assistance payments. We have also made a $150,000 loan to David S. Utley, M.D., our Chief Medical Officer, which has a two-year maturity date and is outstanding at March 31, 2002, a $68,500 loan to James Goode, our Vice President of Sales, all of which was repaid in April 2002, and a $75,000 loan to John Gaiser, our Vice President of Engineering, Research and Development, which was paid in full in April 2002. Other than these loans, no amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company, other than amounts related to the repayment of debt and accrued interest, which amounts matured less than one year from the date of issuance. The use of proceeds described above do not represent a material change in the use of proceeds describe in the Offering prospectus.

Item 6. Exhibits and Reports on Form 8-K

   (a) There were no reports on Form 8-K during the quarter ended March 31, 2002.

                               CURON MEDICAL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CURON MEDICAL, INC.
                                         (Registrant)

Date: May 10, 2002                      By: /s/ John W. Morgan
                                        ----------------------

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