Form 10-Q
period 2002-06-30
CURON MEDICAL INC
filed 2002-08-14
CIK 1114365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

COMMISSION FILE NO. 000-31519

CURON MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0470324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

735 Palomar Avenue
Sunnyvale, CA 94085
(Address of principal executive offices, including zip code)

(408) 733-9910
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of August 13, 2002, 19,840,338 shares of the Registrant’s Common Stock were outstanding.

CURON MEDICAL, INC.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

CURON MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)
	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$7,592	$7,509
Marketable securities	22,085	27,619
Accounts receivable, net of allowance for doubtful accounts of $40 and $20, respectively	777	666
Inventories, net	1,354	1,410
Related party notes receivable	406	144
Prepaid expenses and other current assets	772	883

Total current assets	32,986	38,231
Long term investments	1,008	3,048
Related party notes receivable	—	354
Property and equipment, net	1,039	1,216
Intangible assets, net of amortization of $903 and $770, respectively	—	133
Other assets	92	91

Total assets	$35,125	$43,073

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$382	$449
Accrued liabilities	1,050	1,077
Notes payable	126	207

Total current liabilities	1,558	1,733
Other liabilities	55	52

Total liabilities	1,613	1,785

Contingencies (Note 4)
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	90,323	90,368
Deferred stock compensation	(502)	(956)
Accumulated deficit	(56,351)	(48,291)
Accumulated other comprehensive income	23	148

Total stockholders’ equity	33,512	41,288

Total liabilities and stockholders' equity	$35,125	$43,073

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues	$877	$568	$1,816	$1,786
Cost of goods sold	1,135	1,183	2,218	2,482

Gross loss	(258)	(615)	(402)	(696)

Operating expenses:
Research and development	842	581	1,631	1,324
Clinical and regulatory	333	464	651	954
Sales and marketing	1,982	2,138	3,860	3,461
General and administrative	1,027	1,129	1,999	2,253

Total operating expenses	4,184	4,312	8,141	7,992

Operating loss	(4,442)	(4,927)	(8,543)	(8,688)
Interest income, net	207	584	483	1,385

Net loss	$(4,235)	$(4,343)	$(8,060)	$(7,303)

Net loss per share, basic and diluted	$(0.22)	$(0.23)	$(0.41)	$(0.39)

Shares used in computing net loss per share, basic and diluted	19,509	19,081	19,458	18,887

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Six Months Ended,
	June 30, 2002	June 30, 2001
Cash Flows From Operating Activities
Net loss	$(8,060)	$(7,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	348	387
Amortization of acquired technology	133	225
Amortization of stock-based compensation	257	706
Accretion of discount on securities, net	(56)	(99)
Loss on disposal of fixed assets	24	—
Changes in assets and liabilities:
Accounts receivable, net	(111)	(255)
Inventories	56	(787)
Prepaid expenses and other current assets	111	138
Accounts payable	(67)	(76)
Accrued liabilities	(27)	(349)
Other long-term assets and liabilities	2	15

Net cash used in operating activities	(7,390)	(7,398)

Cash Flows From Investing Activities
Purchase of property and equipment	(195)	(424)
Purchase of marketable securities	(13,199)	(27,721)
Proceeds from maturities of marketable securities	20,704	27,928

Net cash provided by (used in) investing activities	7,310	(217)

Cash Flows From Financing Activities
Principal payments on notes payable	(229)	—
Proceeds from issuance of notes payable	148	—
(Payments) proceeds from related party notes receivable, net	92	(20)
Proceeds from issuance of common stock, net of issuance costs	152	244

Net cash provided by financing activities	163	224

Net increase (decrease) in cash and cash equivalents	83	(7,391)
Cash and cash equivalents at beginning of period	7,509	16,759

Cash and cash equivalents at end of period	$7,592	$9,368

See accompanying notes to the condensed consolidated financial statements

CURON MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, tabular amounts in thousands, except share and per share data)

June 30, 2002

NOTE 1.    The Company and Summary of Significant Accounting Policies

The Company

Curon Medical, Inc. (the “Company”) was incorporated in the State of Delaware on May 1, 1997. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC.

Net Loss Per Share

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(4,235)	$(4,343)	$(8,060)	$(7,303)

Demoninator:
Weighted average shares outstanding	19,718,000	19,462,000	19,684,000	19,353,000
Weighted average unvested common shares subject to repurchase	(209,000)	(381,000)	(226,000)	(466,000)

Weighted average shares used in basic and diluted net loss per share	19,509,000	19,081,000	19,458,000	18,887,000

Net loss per share	$(0.22)	$(0.23)	$(0.41)	$(0.39)

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

Equity instruments that could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share as their effect is antidilutive, are as follows:

	June 30, 2002	June 30, 2001
Unvested common shares (shares subject to repurchase)	198,000	349,000
Shares issuable upon exercise of stock options	2,061,000	1,888,000
Shares issuable upon exercise of warrants	569,000	569,000

Total	2,828,000	2,806,000

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

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, (Issue 94-3) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact, if any, on the Company’s financial position or results of operations.

NOTE 2.    Inventories

	June 30, 2002	December 31, 2001
Inventories:
Raw material	$781	$1,033
Work-in-process	127	7
Finished goods	446	370

	$1,354	$1,410

NOTE 3.    Deferred Stock Compensation

Stock-based compensation included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Cost of goods sold	$(30)	$26	$(12)	$56
Research and development	18	(14)	46	59
Clinical and regulatory	14	22	32	64
Sales and marketing	(18)	66	5	173
General and administrative	96	169	186	354

	$80	$269	$257	$706

NOTE 4.    Contingencies

In June 2001, a civil action was filed against the Company in the United States District Court, Western District of Kentucky, Louisville Division, alleging that the Plaintiff sustained a nerve injury and damage to his gastrointestinal tract during a Stretta procedure caused by the defective design and manufacture of the Company’s product. Plaintiff’s allegations against the Company include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantability, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had given Informed Consent to the treating institution for the procedure. Plaintiff is seeking a trial by jury and unspecified damages. The Company believes Plaintiff’s claim is without merit.

In September 2001, a civil action was filed against a number of defendants, including the Company, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that the Plaintiff sustained injury when undergoing surgery utilizing the Stretta System, caused by defects in design and manufacture. Plaintiff also alleges negligence in the design, manufacture, advertising and sale of the Stretta System and that its warnings, instructions and directions for use were inadequate. Additional defendants include the treating physicians and the associated medical institutions, which it is alleged, were medically negligent in treatment of Plaintiff. Plaintiff is seeking unspecified damages. The Company believes Plaintiff’s claim is without merit.

In June 2002, a civil action was filed against a number of defendants, including the Company, in the Court of Common Pleas, Philadelphia County in the State of Pennsylvania, alleging that the Plaintiff sustained injury during a Secca procedure caused by the device being defective and/or in an unreasonably dangerous condition. Plaintiff was a subject in a clinical trial and had given Informed Consent to the treating institution for the procedure. Additional defendants include the treating physician, the associated medical institution who, it is alleged, were medically negligent in treatment of Plaintiff, and the members of the Institutional Review Board who approved the protocol for the clinical trial. Plaintiff has demanded a trial by jury and unspecified damages. The Company believes Plaintiff’s claim against the Company is without merit.

These matters are currently in the early stages and the Company believes that the resolution of any of these matters will not have a material effect, if any, on its business, financial position, and results of operations and cash flows.

NOTE 5.    Notes Payable

The Company has a short-term note payable in the amount of $126,000 at June 30, 2002. This relates to a note financing the 2002 renewal of corporate insurance policies in the amount of $140,000 in June 2002. The remaining balance on the previous insurance note payable was paid in full in June 2002.

NOTE 6.    Subsequent Events

On July 17, 2002, John W. Morgan announced his resignation as the Company’s Chief Executive Officer, President and Board member. Michael Berman, Chairman of the Board, has assumed the position of interim Chief Executive Officer while the Company conducts a search for a new President and Chief Executive Officer. Under the terms of the severance agreement, Mr. Morgan received a $275,000 lump sum payment, six month’s accelerated vesting of his stock options, and the loan and accrued interest receivable from Mr. Morgan, in the amount of $272,000, was forgiven. This will result in a estimated total operating charge of $547,000 in the third quarter of 2002.

In July, the Company announced a 17% reduction in work force. The ultimate financial effect of this action has yet to be determined.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2001.

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to our expectations as to the timing and success of our clinical trials and regulatory submissions, the mix of our sales and revenues derived from generators and disposable devices, the rate of growth and success of our international sales and marketing efforts, our expectations regarding increased operating expenses and net losses as our business expands, the timing of new product introductions, and our ability to maintain current and planned operations through at least the next 12 months without raising additional funds. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in “Factors That May Affect Future Results,” commencing on page 12, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, failure to obtain regulatory approvals as anticipated, a slower rate of market acceptance of our products than expected, increased competition, continued adverse changes in general economic conditions in the United States and internationally, including adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.

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

In early 1999, we began a multi-center clinical trial of the Stretta® System in the United States. We also developed our manufacturing capability to support the production of Stretta Catheters and Curon Control Modules for the clinical trial. Based on the data acquired in the trial, we submitted a 510(k) notification to the FDA in January 2000 for clearance to market the Stretta System for treatment of GERD. We received 510(k) clearance in April 2000. In October 1999, we received CE Mark approval of the Stretta System, indicating that the Stretta System meets European medical device standards allowing us to market it within the European Union. In May 2000, we launched the Stretta System commercially at Digestive Disease Week, a large professional gastroenterology conference. Also, in May 2000, we initiated a randomized controlled trial of the Stretta System in the United States. In this trial, patients received either the Stretta procedure or a placebo procedure, and results were compared. The data generated is being used to influence physician adoption rates, facilitate reimbursement approvals and enhance marketing activity. The active clinical portion of this trial was completed in the quarter ended March 31, 2001. The abstracted data was presented in a plenary session at the Digestive Disease Week Conference in May 2002.

In April 1999, we began developing the Secca® System for the treatment of fecal incontinence. In November 1999, we conducted a 10-patient human clinical pilot study outside the United States and, in July 2000, we began a U.S. multi-center clinical trial of the Secca System under an Investigational Device Exemption. In September 2001, we received CE Mark approval of the Secca System, indicating that the Secca System meets European medical device standards allowing us to market it within the European Union. Our multi-center clinical trial was completed, and the results were used to support a 510(k) submission to the FDA in December 2001. We received 510(k) clearance from the FDA in March 2002 to market the system for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. In May 2002, we initiated a randomized controlled trial in the U.S for the Secca System. In this trial, patients will receive either the Secca procedure or a placebo procedure, and results will be compared. The data generated will be used to influence physician adoption rates, facilitate reimbursement approvals and enhance marketing activity. We made our first sales of the Secca System in June 2002.

To date, we have generated limited revenues. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We expect that disposable sales will form the basis of a recurring revenue stream. However, domestic disposable sales continue to grow more slowly than expected primarily due to difficulties encountered by our physician customers in easily obtaining reimbursement for the Stretta procedure on a case-by-case basis. Some of our customers also find the 45 minutes necessary to perform a Stretta procedure to be a limiting issue in that their endoscopy unit schedule is typically dominated by short diagnostic procedures. Although disposable sales from outside the United States are increasing, they are not yet sufficient to offset the current domestic situation. Our strategies of pursuing national reimbursement coverage and incorporating technical improvements to our systems to reduce treatment times are designed to address these issues and we expect that our revenue from disposables will increase on implementation.

Initially, we are focusing our sales efforts in the United States through a direct sales force. In international markets, we rely primarily on third-party distributors. In November 2000, we incorporated a subsidiary company in Belgium and hired a European manager to support European distributors’ sales, marketing and clinical efforts. At June 30, 2002, this subsidiary had four employees. We do not expect the number of employees to increase in 2002. During the first quarter of 2001, we entered into distribution agreements covering sales in Belgium, the Netherlands, Germany, Italy and Greece. In August 2001, we entered into a distribution agreement in South Africa, and in December 2001, we entered into distribution agreements covering sales in Portugal, Sweden, Denmark, Norway and Finland. In March and June 2002, we entered into distribution agreements in Egypt and Israel, respectively. First shipments have been made to all distributors. Our gross margins on sales through international third-party distributors will be lower than our gross margins on U.S. sales as a result of distributor discounts.

Our costs of revenues represent the cost of producing generators and disposable devices. We also license a technology used in the generators that we sell. In addition to the up-front payment to license the technology, we are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. Through June 30, 2002, we recorded limited product sales while incurring cumulative net losses of $56.4 million. In addition to increasing expenditures related to continuing selling activities of the Stretta System, we anticipate that our expenses will increase as we continue to develop new products, conduct clinical trials, commercialize our products and acquire additional technologies as opportunities arise. As a result, we expect our operating expenses and cumulative net losses to increase.

RESULTS OF OPERATIONS

Periods of three and six months ended June 30, 2002 and 2001.

Revenues

Revenues for the quarter ended June 30, 2002, were $877,000, compared to $568,000 for the same quarter in 2001. The increase in sales was related primarily to volume increases. Stretta Control Module and Catheter sales accounted for 48% and 41% of gross sales, respectively in the quarter ended June 30, 2002, as compared to 56% and 43%, respectively, for the same period in 2001. International sales accounted for approximately $125,000 in the second quarter of 2002, compared to $59,000 for the same quarter in 2001. For the six months ended June 30, 2002, revenues were $1.8 million, and $1.8 million for the same period in 2001. Stretta Control Module and Catheter sales accounted for 54% and 38% of gross sales, respectively in the six months ended June 30, 2002, as compared to 55% and 44%, respectively, for the same period in 2001. International sales accounted for approximately $203,000 in the first six months of 2002, compared to $75,000 for the same period in 2001. Secca revenue for the three months ended June 30, 2002 was $48,000, which represents the first sales of this product. Revenues have not grown according to the Company’s previous expectations primarily due to difficulties encountered by our physician customers in easily obtaining reimbursement for the Stretta procedure on a case-by-case basis. Some of our customers also find the 45 minutes necessary to perform a Stretta procedure to be a limiting issue in that their endoscopy unit schedule is typically dominated by short diagnostic procedures. Although disposable sales from outside the United States are increasing, they are not yet sufficient to offset the current domestic situation. Our strategies of pursuing national reimbursement coverage and incorporating technical improvements to our systems to reduce treatment times are designed to address these issues and we expect that our revenue from disposables will increase on implementation.

Cost of goods sold

In the quarter ended June 30, 2002, cost of goods sold was $1.1 million, compared to $1.2 million for the same quarter in 2001. For the six months ended June 30, 2002, cost of goods sold was $2.2 million, and $2.5 million for the same period in 2001. As sales volume increases, we expect gross profit to become positive and increase accordingly. Our sales have not yet reached a level which absorbs our manufacturing capacity to the extent that we would experience positive gross profit. Amortization of stock-based compensation was a benefit of $30,000 in the quarter ended June 30, 2002, and an expense of $26,000 for the same period in 2001. For the six months ended June 30, 2002, amortization of stock-based compensation was a benefit of $12,000, and an expense of $56,000 for the same period in 2001.

Research and development expenses

Research and development expenses were $842,000 in the quarter ended June 30, 2002, and $581,000 for the same period in 2001. For the six months ended June 30, 2002, research and development expenses were $1.6 million, and $1.3 million for the same period in 2001. Research and development expense increased primarily due to increases in patent and trademark legal expense of $207,000 for the quarter ended June 30, 2002 as compared to the same period in 2001, and $230,000 for the six months ended June 30, 2002 as compared to the same period in 2001. In addition, pilot manufacturing expenses related to the Secca System were $85,000 for the quarter ended June 30, 2002 and $235,000 for the six months ended June 30, 2002. There was no pilot manufacturing of new products in 2001. The Secca System was commercialized in June of 2002, with the first sales being made in that month. Amortization of stock-based compensation accounted for $18,000 in the quarter ended June 30, 2002, and a benefit of $14,000 for the same period in 2001. For the six months ended June 30, 2002, amortization of stock-based compensation was $46,000, and $59,000 for the same period in 2001.

Clinical and regulatory expenses

Clinical and regulatory expenses were $333,000 in the quarter ended June 30, 2002, and $464,000 for the same period in 2001. For the six months ended June 30, 2002, clinical and regulatory expenses were $651,000, and $954,000 for the same period in 2001. The decrease in spending in 2002 over 2001 was due to costs involved in the U.S. Secca trial and the Stretta randomized control trial, which were both ongoing in 2001, and have been completed as of 2002. Clinical trial costs include payments to hospitals, and the related travel expense for Curon employees. Clinical efforts on the Secca randomized trial began in May 2002, and the related spending has been limited to date. Amortization of stock-based compensation accounted for $14,000 in the quarter ended June 30, 2002, and $22,000 for the same period in 2001. For the six months ended June 30, 2002, amortization of stock-based compensation was $32,000, and $64,000 for the same period in 2001.

Sales and marketing expenses

Sales and marketing expenses were $2.0 million in the quarter ended June 30, 2002, and $2.1 million for the same period in 2001. The decrease in spending for the quarter was primarily due to a decrease in recruiting costs of $189,000 from 2001 to 2002, partially offset by an increase in personnel costs of $84,000. For the six months ended June 30, 2002, sales and marketing expenses were $3.9 million, and $3.5 million for the same period in 2001. Spending for the first six months of 2002 has increased over the same period in 2001 due to increased personnel costs of $506,000, partially offset by a recruiting decrease of $210,000. Compared to the same period in 2001, spending for the first six months of 2002 reflects higher personnel costs related to the expansion of our direct U.S. sales force, with a decrease in the related recruiting costs. Amortization of stock-based compensation accounted for a benefit of $18,000 in the quarter ended June 30, 2002, and an expense of $66,000 for the same period in 2001. For the six months ended June 30, 2002, amortization of stock-based compensation was $5,000, and $173,000 for the same period in 2001.

General and administrative expenses

General and administrative expenses were $1.0 million in the quarter ended June 30, 2002 and $1.1 million for the same period in 2001. For the six months ended June 30, 2002, general and administrative expenses were $2.0 million, and $2.3 million for the same period in 2001. Amortization of stock-based compensation was a $96,000 in the quarter ended June 30, 2002, and $169,000 for the same period in 2001. For the six months ended June 30, 2002, amortization of stock-based compensation was $186,000, and $354,000 for the same period in 2001.

Interest Income, net

During the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001, net interest income decreased by $377,000. The decrease was due to an approximate cash and investment decrease of $14.0 million, and a decrease in investment yields from approximately 7% to 4%. For the six months ended June 30, 2002, compared to the same period in 2001, net interest income decreased by $902,000. Interest expense was not material.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and capital investments with the proceeds from our initial public offering completed in September 2000 totaling $55.0 million, the partial exercise of the underwriter’s over-allotment provision totaling $5.2 million, the private sale of equity securities totaling $22.0 million, the issuance of convertible notes totaling $11.8 million and bank equipment line financing totaling $780,000. At June 30, 2002, we had $31.4 million in working capital and our primary source of liquidity was $29.7 million in cash and cash equivalents and marketable securities. In addition, we had $1.0 million invested in long term securities at that date. We intend to finance our operations primarily through our cash and cash equivalents, marketable securities, future financing and future revenues. We believe we have enough cash to fund operations for at least two years, and that alternative financing is available, if needed, however, there can be no assurance that such efforts will succeed or that sufficient funds will be made available.

Cash used in operating activities was $7.4 million in the six month period ended June 30, 2002, and also $7.4 million for the same period in 2001. Our loss for the first six months of 2002 was $8.1 million, compared to a loss of $7.3 million for the same period in 2001. Cash spent on operations has remained relatively stable between the two years, with interest income being the primary difference in total loss.

The Company leases office space under noncancelable operating leases expiring in September 2003. Future minimum payments due under operating leases are as follows:

Remainder of 2002	$271
2003	409

Total future minimum operating lease payments	$680

Cash provided by investing activities amounted to $7.3 million in the six months ended June 30, 2002, which consisted primarily of proceeds from net maturities and sales of marketable securities of $7.5 million, partially offset by expenditures of $195,000 for property and equipment. As of June 30, 2002, we had no material commitments for capital expenditures. For the six months ended June 30, 2001, net cash used by investing activities was $217,000, which consisted primarily of expenditures of $424,000 for property and equipment, partially offset by $207,000 provided by net maturities and sales of marketable securities. Higher property and equipment investment in 2001 was related to the headcount increases in the sales department.

Cash provided by financing activities was $163,000 in the six months ended June 30, 2002, primarily related to $152,000 from the sale of stock through both the Employee Stock Purchase Plan and Stock Option Plan and $92,000 of net proceeds received on related party notes receivable, offset by net payments on notes payable of $81,000. For the six months ended June 30, 2001, net cash provided by financing activities was $224,000, primarily related to $244,000 from sale of stock through the Employee Stock Purchase Plan and Stock Option Plan, offset by net increases in related party notes receivable of $20,000. Related party notes receivable are loans to officers of the Company.

We expect to acquire additional capital equipment on an ongoing basis as we increase capacity and improve capabilities. We have not planned any significant capital expenditures during fiscal 2002. We expect that our existing capital resources and interest income will enable us to maintain current and planned operations through at least the next 12 months. In the event that we require additional funding at any point in the future, we will seek to raise such additional funding from other sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

Factors That May Affect Future Results

We may never achieve or maintain significant revenues or profitability.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.4 million in 2001, $15.8 million in 2000, $14.1 million in 1999 and $8.1 million for the six months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of approximately $56.4 million. We have generated limited revenues from the sale of our products, and it is possible that we will never generate significant revenues from product sales in the future. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next several years and these losses may increase. It is possible that we will never achieve profitable operations.

Recent changes in our management and workforce may negatively impact our ability to manage our business.

Since the resignation of our former chief executive officer on July 17, 2002, our interim chief executive officer and board of directors have been searching for a new chief executive officer. The search for a new chief executive officer could divert management’s resources away from running the business and could negatively affect our operating results. Once a new chief executive officer is identified, the transition to new management could be disruptive to our business. In addition, we recently announced costs saving actions, which included a reduction in our workforce and additional operating expense cuts, as part of our effort to achieve operational savings throughout the organization. We can provide no assurance that the actions taken to cut costs will result in the anticipated savings. A reduction in our workforce and reallocation of employee duties also may make it difficult to motivate and retain existing employees which would affect our ability to deliver products and negatively impact our revenues.

If we fail to take adequate action to remedy problems that have adversely affected our operations our future performance may be harmed.

In the past, we became aware of some issues that negatively impacted our earnings. For example, we learned that it is time consuming to obtain purchase commitments for our products because of the number of individuals at hospitals who need to approve the purchase. As a result, we changed our sales and marketing models to more effectively address this issue. We also became aware of misinformation in the marketplace regarding past adverse events associated with our procedure. In response, we dedicated resources to educating physicians regarding the use of our products to combat this misinformation. Our efforts to rectify these situations may not be sufficient. In addition, the cost of our efforts in addressing these matters diverts resources that could be allocated to increasing revenues. In the future, we may experience similar problems and if we are unable to take appropriate action and take it quickly our results of operations and our financial performance will be harmed.

We may fail to meet the Nasdaq continued listing standards which would result in a listing on a lesser known market within Nasdaq or a delisting altogether. Any change in market listing may adversely affect our ability to raise capital.

Our stock is currently trading at less than $1.00. Under the continued listing standards for inclusion of our stock on the Nasdaq National Market, our stock cannot close below $1.00 for 30 consecutive trading days. We can give no assurance that our stock will trade above $1.00 in the future. If we cannot maintain Nasdaq maintenance standards we may be transferred from the Nasdaq National Market to the Nasdaq Small Cap or pink sheets or delisted altogether. If our stock is removed from the Nasdaq National Market, the liquidity and price of our stock may be adversely affected. As a result, there may be less demand for our stock and we may be unable to raise sufficient capital to fund our operations.

The Stretta System is currently our primary marketed product. If physicians do not generally adopt our Stretta System, we will not achieve future sales growth.

We commercially introduced our Stretta System, which consists of a radiofrequency generator and a disposable handheld device, in May 2000. We are highly dependent on Stretta System sales because we anticipate that the Stretta System will account for substantially all our revenue through at least 2002. To achieve increasing sales, our product must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. The Stretta System represents a significant departure from conventional GERD treatment methods. We believe that physicians will not use our Stretta System unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that the Stretta System provides an effective and attractive alternative to conventional means of treatment for GERD. Currently, there are eight peer-reviewed journal articles, limited peer-reviewed clinical reports and 12-month clinical follow-up data on our Stretta System. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. For example, we believe that physician adoption rates were negatively impacted by adverse events and a voluntary market withdrawal, which occurred early in the launch of the Stretta System. Future adverse events or recalls would also impact future acceptance rates. If physicians do not adopt our Stretta System, we may never achieve significant revenues or profitability.

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

Reimbursement from third-party health care payors is uncertain due to factors beyond our control and changes in third-party health care payors’ policies could adversely affect our sales growth.

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

Internationally, market acceptance of our products will be dependent upon the availability of adequate reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. Although we are seeking international reimbursement approvals, we cannot assure you that any such approvals will be obtained in a timely manner or at all. If foreign third-party payors do not adequately reimburse providers for the Stretta procedure and the products used with it, then our sales and revenue growth may be limited.

We face competition from more established GERD treatments and from competitors with greater resources, which will make it difficult for us to achieve significant market penetration.

Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. We primarily compete with large pharmaceutical companies such as AstraZeneca, Takeda Abbott Pharmaceuticals and Merck, which collectively generate over $6 billion in annual U.S. revenues from sales of medication for the treatment of GERD symptoms. We also compete with large medical device companies such as Johnson & Johnson/Ethicon, which makes instrumentation for fundoplication surgery, and C.R. Bard, which received FDA clearance for an endoscopic suturing device for the treatment of GERD in April 2000. Boston Scientific has recently signed an agreement with Enteric to market a liquid polymer that is injected into the lower esophageal sphincter for the treatment of GERD. In December 2001, Medtronic announced that it had purchased Endonetics, Inc., a developer of biomaterial that can be endoscopically placed in the wall of the lower esophagus, improving performance of the esophageal sphincter for treatment of GERD.

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

We have limited sales and marketing experience, and failure to continue to build and manage our sales force or to market and distribute our products effectively will hurt our revenues and profits.

We have limited sales and marketing experience. As of June 30, 2002, we relied on 11 direct sales employees to sell our Stretta System in the United States. We must manage this sales team over the next 24 months to achieve our market share and revenue growth goals. Since we have only recently launched the Secca System, our sales force has little experience marketing the product, and we cannot predict how successful they will be in selling the product. There are significant risks involved in building and managing our sales force and marketing our products, including our:

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

In February 2001, we entered into a total of four distribution agreements: one each in Germany, Italy, and Greece and one covering sales in the region of Belgium, the Netherlands, and Luxembourg (Benelux). In August 2001, we entered into a distribution agreement in South Africa, and in December 2001, we entered into distribution agreements in Portugal and one covering sales in the region of Denmark, Sweden, Norway and Finland (Scandinavia). In March 2002, we entered into a distribution agreement in Egypt. In June 2002, we entered into a distribution agreement in Israel. We are training these distributors and only began selling our products in international markets in April 2001. To successfully market our products internationally, we must address many issues with which we have little or no experience. We have obtained regulatory clearance to market the Stretta System in the European Union, Australia and Canada and to market the Secca System in the European Union, but we have not obtained any other international regulatory approvals for other markets or products. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, although contracts already signed with European distributors specify payment in U.S. dollars, future international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

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

The development, manufacture and sale of medical products involves a significant risk of product liability claims. The use of any of our products may expose us to liability claims, which could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us. For example, we are currently a party to three product liability lawsuits where there are allegations that our products are defectively designed and that we were negligent in manufacturing our products. We maintain product liability insurance at coverage levels which we believe to be commercially acceptable; however there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on the same or substantially similar terms, or at all. We re-evaluate annually whether we need to obtain additional product liability insurance. Even if we obtain additional product liability insurance there can be no assurance that it would not have a material adverse effect on our business, financial condition, and results of operations. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry any insurance.

We have limited protection for our intellectual property. If our intellectual property does not sufficiently protect our products, third parties will be able to compete against us more directly and more effectively.

As of June 30, 2002, we had 43 issued or allowed U.S. patents and 37 pending U.S. patent applications; this includes 20 issued U.S. patents and 16 pending U.S. patent applications licensed in from third-parties. We rely on patent, copyright, trade secret and trademark laws to protect our products, including our Stretta Catheter, our Secca Handpiece and our Curon Control Module, from being duplicated by competitors. However, these laws afford only limited protection. Our patent applications and the notices of allowance we have received may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Patents we have obtained and may obtain in the future may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights do not adequately protect our commercial products, our competitors could develop new products or enhance existing products to compete more directly and effectively with us and harm our product sales and market position.

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

We believe our future success will depend upon our ability to successfully manage our growth, including attracting and retaining engineers and other highly skilled personnel. Our employees are at-will employees and are not subject to employment contracts. The loss of services of one or more key employees could materially adversely affect our growth. In addition, hiring qualified management and technical personnel will be difficult due to the intense competition for qualified professionals within the medical device industry. In the past, we have experienced difficulty in recruiting qualified personnel. Failure to attract and retain personnel, particularly management and technical personnel, would materially harm our ability to grow our business rapidly and effectively.

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

Item 3.    Quantitative and Qualitative Disclosures of Market Risk

We invest our excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of eighteen months or less when acquired, with an average maturity date of less than three months. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

In June 2001, Hershel E. Fancher et al (“Fancher”) filed a civil action against us in the United States District Court, Western District of Kentucky, Louisville Division, alleging that he sustained a nerve injury and damage to his gastrointestinal tract during a Stretta procedure caused by the defective design and manufacture of our product. Fancher’s allegations against us include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantability, and loss of consortium. Fancher was a subject in a randomized clinical trial and had given Informed Consent to the treating institution for the procedure. Fancher is seeking a trial by jury and unspecified damages. We believe Fancher’s claim is without merit.

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

In June 2002, Eileen Guckin et al (“Guckin”) filed a civil action against a number of defendants, including Curon, in the Court of Common Pleas, Philadelphia County in the State of Pennsylvania, alleging that she sustained injury during a Secca procedure caused by the device being defective and/or in an unreasonably dangerous condition. Guckin was a subject in a clinical trial and had given Informed Consent to the treating institution for the procedure. Additional defendants include the treating physician, the associated medical institution who, it is alleged, were medically negligent in treatment of Guckin, and the members of the Institutional Review Board who approved the protocol for the clinical trial. Guckin has demanded a trial by jury and unspecified damages. We believe Guckin’s claim against us is without merit.

Item 2.    Changes in Securities and Use of Proceeds

On September 26, 2000, we completed the sale of 5,000,000 shares of our common stock at a per share price of $11.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-37866), which the United States Securities and Exchange Commission declared effective on September 21, 2000. On October 24, 2000, we completed the sale of an additional 475,000 shares of our common stock at a per share price of $11.00 pursuant to the exercise of the over-allotment option by the underwriters. Of the approximately $54.8 million in net offering proceeds, through June 30, 2002, we have used approximately $12.0 million for the repayment of debt and accrued interest, $6.4 million for research and development, $6.9 million for the manufacture of products, $2.6 million for clinical expense and reimbursement efforts, $11.1 million for sales and marketing initiatives to support the commercialization of the Stretta System and $7.3 million for general corporate purposes. All amounts represent estimates of direct or indirect payments of amounts to third parties.

We had a loan of $259,000 to John W. Morgan, our former President and Chief Executive Officer. As a result of Mr. Morgan’s severance agreement, the loan and accrued interest was forgiven, in the total amount of $272,000. In January 2001, we issued a $150,000 loan to David S. Utley, M.D., our Chief Medical Officer. Amounts due under the loan are forgiven over time based upon Dr. Utley’s continued employment, and forgiven in full on January 4, 2003 or upon an earlier change in control. Other than these loans, no amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company, other than amounts related to the repayment of debt and accrued interest, which amounts matured less than one year from the date of issuance. The use of proceeds described above do not represent a material change in the use of proceeds describe in the Offering prospectus.

Item 4.    Submission of Matters to a Vote of Security Holders

We held an annual meeting on May 14, 2002. The first item of business was the election of Class II directors. The following nominees for Class II directors were elected by a majority of votes present at the meeting: Alan L. Kaganov and Rob F. Kuhling, Jr.

Name	Votes For	Votes Withheld	Votes Against
Alan L. Kaganov	10,397,190	12,888	0
Rob Kuhling, Jr	10,397,190	12,888	0

Class I and Class III directors that continued their term a directors with the Company are David I. Fann and John W. Morgan (who subsequently resigned), and Michael Berman and Fred L. Brown, respectively.

The appointment of PricewaterhouseCoopers, LLP as our independent accountants for the year ended December 31, 2002, was ratified with 10,405,469 votes in favor, 3,159 against and 1,450 abstentions. There were no votes withheld.

Item 5.    Other Information

On July 17, 2002, John W. Morgan announced his resignation as the Company’s Chief Executive Officer, President and Board member. Michael Berman, Chairman of the Board, has assumed the position of interim Chief Executive Officer while the Company conducts a search for a new President and Chief Executive Officer. Under the terms of the severance agreement, Mr. Morgan received a $275,000 lump sum payment and six month’s accelerated vesting of his stock options, and his loan and accrued interest, in the amount of $272,000, was forgiven.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: the preparation of federal and state tax returns.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 10.20	Severance Agreement with John W. Morgan dated July 19, 2002.

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	There were no reports on Form 8-K during the quarter ended June 30, 2002.

CURON MEDICAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURON MEDICAL, INC. (Registrant)

Date: August 13, 2002	By:	/s/ MICHAEL BERMAN
Michael Berman Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)