Form 10-Q
period 2002-09-30
CURON MEDICAL INC
filed 2002-11-12
CIK 1114365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of November 8, 2002, 19,993,384 shares of the Registrant’s Common Stock were outstanding.

CURON MEDICAL, INC.

PART I    FINANCIAL INFORMATION
Item 1.  Financial Statements

CURON MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

Assets	September 30, 2002	December 31, 2001
Current assets:
Cash and cash equivalents	$8,445	$7,509
Marketable securities	16,285	27,619
Accounts receivable, net of allowance for doubtful accounts of $40 and $20, respectively	622	666
Inventories, net	1,403	1,410
Related party notes receivable	19	144
Prepaid expenses and other current assets	1,091	883

Total current assets	27,865	38,231
Long term investments	2,069	3,048
Related party notes receivable	--	354
Property and equipment, net	917	1,216
Intangible assets, net of amortization of $903 and $770, respectively	--	133
Other assets	92	91

Total assets	$30,943	$43,073
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$641	$449
Accrued liabilities	944	1,077
Notes payable	85	207

Total current liabilities	1,670	1,733
Other liabilities	56	52

Total liabilities	1,726	1,785

Contingencies (Note 4)

Stockholders' equity:
Common stock	20	19
Additional paid-in capital	90,069	90,368
Deferred stock compensation	(288)	(956)
Accumulated deficit	(60,503)	(48,291)
Treasury stock	(117)	--
Accumulated other comprehensive income	36	148

Total stockholders' equity	29,217	41,288

Total liabilities and stockholders' equity	$30,943	$43,073

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues	$746	$826	$2,562	$2,612
Cost of goods sold	1,141	1,282	3,359	3,764

Gross loss	(395)	(456)	(797)	(1,152)

Operating expenses:
Research and development	630	653	2,261	1,977
Clinical and regulatory	395	411	1,046	1,365
Sales and marketing	1,701	1,717	5,561	5,178
General and administrative	1,197	1,086	3,196	3,339

Total operating expenses	3,923	3,867	12,064	11,859

Operating loss	(4,318)	(4,323)	(12,861)	(13,011)

Interest income, net	166	511	649	1,896

Net loss	$(4,152)	$(3,812)	$(12,212)	$(11,115)

Net loss per share, basic and diluted	$(0.21)	$(0.20)	$(0.62)	$(0.59)

Shares used in computing net loss per share, basic and diluted	19,774	19,210	19,564	18,995

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30, 2002	September 30, 2001
Cash Flows From Operating Activities
Net loss	$(12,212)	$(11,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	534	565
Forgiveness of related party notes receivable	419	--
Amortization of acquired technology	133	338
Amortization of stock-based compensation	194	1,072
Accretion of discount on securities, net	(103)	(478)
Loss on disposal of fixed assets	24	15
Changes in assets and liabilities:
Accounts receivable, net	44	(391)
Inventories, net	7	(631)
Prepaid expenses and other current assets	(236)	318
Accounts payable	192	(36)
Accrued liabilities	(133)	(141)
Other long-term assets and liabilities	3	15

Net cash used in operating activities	(11,134)	(10,469)

Cash Flows From Investing Activities
Purchase of property and equipment	(259)	(510)
Purchase of marketable securities	(18,125)	(33,001)
Proceeds from maturities of marketable securities	30,429	40,197

Net cash provided by investing activities	12,045	6,686

Cash Flows From Financing Activities
Principal payments on notes payable	(262)	--
Proceeds from issuance of notes payable	140	--
Proceeds from related party notes receivable	143	250
Payments on related party notes receivable	(55)	(371)
Proceeds from issuance of common stock, net of issuance costs	176	251
Purchase of treasury stock	(117)	--

Net cash provided by financing activities	25	130

Net increase (decrease) in cash and cash equivalents	936	(3,653)
Cash and cash equivalents at beginning of period	7,509	16,759

Cash and cash equivalents at end of period	$8,445	$13,106

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, tabular amounts in thousands, except share and per share data)

September 30, 2002

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

Net Loss Per Share

Basic and diluted net loss per share is calculated as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2002	2001	2002	2001
Net loss	$(4,152)	$(3,812)	$(12,212)	$(11,115)

Denominator:
Weighted average shares outstanding	19,816,000	19,535,000	19,728,000	19,414,000
Weighted average unvested common shares subject to repurchase	(42,000)	(325,000)	(164,000)	(419,000)

Weighted average shares used in basic and diluted net loss per share	19,774,000	19,210,000	19,564,000	18,995,000

Net loss per share	$(0.21)	$(0.20)	$(0.62)	$(0.59)

         During 1999, the Company granted to certain employees and non-employees, options which were immediately exercisable into common stock, subject to repurchase by the Company based on the same remaining vesting schedule as the related option. Shares are subject to repurchase at the original option exercise price.

         During the quarter ended September 30, 2002, 124,000 shares of restricted stock were vested under the terms of the severance agreement with John Morgan, the former President and CEO of the Company.

         Equity instruments that could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share as their effect is antidilutive, are as follows:

	September 30, 2002	September 30, 2001
Unvested common shares (shares subject to repurchase)	40,000	317,000
Shares issuable upon exercise of stock options	2,617,000	1,899,000
Shares issuable upon exercise of warrants	569,000	569,000

Total	3,226,000	2,785,000

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

NOTE 2.   Inventories

Inventories:	September 30, 2002	December 31, 2001
Raw materials	$1,146	$1,093
Work-in-process	27	7
Finished goods	325	370

Total gross inventories	1,498	1,470

Less reserves	(95)	(60)

Total inventories, net	$1,403	$1,410

NOTE 3.   Deferred Stock Compensation

      Stock-based compensation included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Cost of goods sold	$9	$10	$(3)	$66
Research and development	3	70	49	129
Clinical and regulatory	13	27	45	91
Sales and marketing	21	66	26	239
General and administrative	(109)	193	77	547

	$(63)	$366	$194	$1,072

NOTE 4.   Contingencies

         In June 2001, a civil action was filed against the Company in the United States District Court, Western District of Kentucky, Louisville Division, alleging that the Plaintiff sustained a nerve injury and damage to his gastrointestinal tract during a Stretta procedure caused by the defective design and manufacture of the Company’s product. Plaintiff’s allegations against the Company include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantability, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had been provided with an approved Informed Consent form and counselling by the physician. Prior to treatment, the subject provided consent to proceed. Plaintiff is seeking a trial by jury and unspecified damages. Trial date is currently set in September 2003. The Company believes Plaintiff’s claim is without merit.

         In September 2001, a civil action was filed against a number of defendants, including the Company, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that the Plaintiff sustained injury when undergoing a procedure utilizing the Stretta System, caused by defects in design and manufacture. Plaintiff also alleges negligence in the design, manufacture, advertising and sale of the Stretta System and that its warnings, instructions and directions for use were inadequate. Additional defendants include the treating physicians and the associated medical institutions, which it is alleged, were medically negligent in treatment of Plaintiff. Plaintiff is seeking unspecified damages. Defendants are currently being deposed; no trial date has been set. The Company believes Plaintiff’s claim is without merit.

         In June 2002, a civil action was filed against a number of defendants, including the Company, in the Court of Common Pleas, Philadelphia County, in the State of Pennsylvania, alleging that the Plaintiff sustained injury during a Secca procedure caused by the device being defective and/or in an unreasonably dangerous condition. Plaintiff was a subject in a clinical trial and had been provided with an approved Informed Consent form and counselling by the physician. Prior to treatment, the subject provided consent to proceed. Additional defendants include the treating physician, the associated medical institution who, it is alleged, were medically negligent in treatment of Plaintiff, and the members of the Institutional Review Board who approved the protocol for the clinical trial. Plaintiff has demanded a trial by jury and unspecified damages. The case has since been moved to the United States District Court for the Eastern District of Pennsylvania. The Company believes Plaintiff’s claim against the Company is without merit.

         These matters are in their early stages and the Company believes that the resolution of any of these matters will not have a material effect, if any, on its business, financial position, and results of operations and cash flows.

NOTE 5.   Notes Payable

         The Company has a short-term note payable in the amount of $85,000 at September 30, 2002. This relates to a note financing the 2002 renewal of corporate insurance policies in the amount of $140,000 in June 2002. The remaining balance on the previous insurance note payable was paid in full in June 2002.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2001.

         This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to our expectations as to the timing and success of our clinical trials and regulatory submissions, the mix of our sales and revenues derived from generators and disposable devices, the rate of growth and success of our international sales and marketing efforts, our expectations regarding increased operating expenses and net losses as our business expands, the timing of new product introductions, and our ability to maintain current and planned operations through at least the next twelve months without raising additional funds. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in “Factors That May Affect Future Results,” commencing on page 14, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, failure to obtain regulatory approvals as anticipated, a slower rate of market acceptance of our products than expected, increased competition, continued adverse changes in general economic conditions in the United States and internationally, including adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.

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

         In April 1999, we began developing the Secca® System for the treatment of fecal incontinence. In November 1999, we conducted a 10-patient human clinical pilot study outside the United States and, in July 2000, we began a U.S. multi-center clinical trial of the Secca System under an Investigational Device Exemption. In September 2001, we received CE Mark approval of the Secca System, indicating that the Secca System meets European medical device standards, allowing us to market it within the European Union. Our multi-center clinical trial was completed, and the results were used to support a 510(k) submission to the FDA in December 2001. We received 510(k) clearance from the FDA in March 2002 to market the system for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. In May 2002, we initiated a randomized controlled trial in the U.S. for the Secca System. In this trial, patients will receive either the Secca procedure or a placebo procedure, and results will be compared. The data generated will be used to influence physician adoption rates, facilitate reimbursement approvals and enhance marketing activity. We made our first sales of the Secca System in June 2002.

         To date, we have generated limited revenues. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We expect that disposable sales will form the basis of a recurring revenue stream. However, domestic disposable sales continue to grow more slowly than expected primarily due to difficulties encountered by our physician customers in easily obtaining reimbursement for the Stretta procedure on a case-by-case basis. Some of our customers also find the 45 minutes necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. Although disposable sales from outside the United States are increasing, they are not yet sufficient to offset the current domestic situation. Our strategies of pursuing national reimbursement coverage, focusing on entrenching the therapy to promote repeat catheter sales and incorporating technical improvements to our systems to reduce treatment times are designed to address these issues and we expect that our revenue from disposables will increase on implementation.

         Initially, we are focusing our sales efforts in the United States through a direct sales force. In international markets, we rely primarily on third-party distributors. In November 2000, we incorporated a subsidiary company in Belgium and hired a European manager to support European distributors’ sales, marketing and clinical efforts. At September 30, 2002, this subsidiary had three employees. In the quarter ended September 30, 2002, we entered into distribution agreements in Spain and France, giving us a total of 15 international distributors, who have all received shipments of product. Our gross margins on sales through international third-party distributors will be lower than our gross margins on U.S. sales as a result of distributor discounts.

         Our costs of revenues represent the cost of producing generators and disposable devices. We also license a technology used in the generators that we sell. In addition to the up-front payment to license the technology, we are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. Through September 30, 2002, we recorded limited product sales while incurring cumulative net losses of $60.5 million. In addition to increasing expenditures related to continuing selling activities of the Stretta System, we anticipate that our expenses will increase as we continue to develop new products, conduct clinical trials, commercialize our products and acquire additional technologies as opportunities arise. As a result, we expect our operating expenses and cumulative net losses to increase.

RESULTS OF OPERATIONS

Periods of three and nine months ended September 30, 2002 and 2001.

Revenues

         Revenues for the quarter ended September 30, 2002, were $746,000 compared to $826,000 for the same quarter in 2001. The decrease in sales was primarily due to the sales and marketing efforts involved in repositioning the Stretta product as an alternative to anti-reflux surgery and therefore targeting primarily surgeons as opposed to gastroenterologists by refocusing the domestic sales force. Stretta System products accounted for 93% and Secca System products 7% of the quarter’s revenues. In the same quarter of 2001, all sales were of Stretta products. The Stretta Control Module and Catheter accounted for 44% and 51%, respectively, of the Stretta product line sales for the quarter ended September 30, 2002, compared to 50% and 45%, respectively, for the same period in 2001. International sales accounted for $88,000 in the third quarter of 2002, compared to $13,000 in the same quarter of 2001.

         For the nine months ended September 30, 2002 and 2001, revenues were $2.6 million. Stretta System products accounted for 96% and Secca System products for 4% of the nine month’s revenue in 2002. In the same period in 2001, all sales were of Stretta products. The Stretta Control Module and Catheter accounted for 51% and 44%, respectively, of the Stretta product line sales for the nine months ended September 30, 2002, compared to 50% and 45%, respectively, for the same period in 2001. International sales accounted for $319,000 in the first nine months of 2002 compared to $105,000 for the same period in 2001.

         Reimbursement remains an issue for many of our domestic customers and we continue to pursue national coverage by obtaining state-by-state coverage decisions. Sales of catheters to existing domestic customers in the third quarter of 2002, however, increased 50% and 77% over similar sales in the second and first quarters of 2002, respectively.

Cost of goods sold

         In the quarter ended September 30, 2002, cost of goods sold was $1.1 million, compared to $1.3 million for the same quarter in 2001. For the nine months ended September 30, 2002, cost of goods sold was $3.4 million, and $3.8 million for the same period in 2001. As sales volume increases, we expect gross profit to become positive and increase accordingly. Our sales have not yet reached a level which absorbs our manufacturing capacity to the extent that we would experience positive gross profit.

Research and development expenses

        Research and development expenses were $630,000 in the quarter ended September 30, 2002, and $653,000 for the same period in 2001. For the nine months ended September 30, 2002, research and development expenses were $2.3 million, and $2.0 million for the same period in 2001. Expenses for the nine months ended September 30, 2002 increased primarily due to increases in patent and trademark legal expense of $303,000 as compared to the same period in 2001. In addition, pilot manufacturing expenses related to the Secca System were $235,000 for the nine months ended September 30,2002. There was no pilot manufacturing of new products in 2001. The Secca System was commercialized in June of 2002, with the first sales being made in that month. Increases in research and development expenses in the nine months ended September 30, 2002 were offset by decreases of $190,000 in Secca development costs as compared to the same period in 2001. Amortization of stock-based compensation accounted for $3,000 in the quarter ended September 30, 2002, and $70,000 for the same period in 2001. For the nine months ended September 30, 2002 and 2001, amortization of stock-based compensation was $49,000 and $129,000, respectively. During the quarter ended September 30, 2002, research and development personnel were reduced from ten to seven. Termination costs paid in the quarter were $83,000.

Clinical and regulatory expenses

        Clinical and regulatory expenses were $395,000 in the quarter ended September 30, 2002, and $411,000 for the same period in 2001. For the nine months ended September 30, 2002, clinical and regulatory expenses were $1.0 million, and $1.4 million for the same period in 2001. The decrease in spending in 2002 over 2001 was due to costs involved in the U.S. Secca trial and the Stretta randomized control trial, which were both ongoing in 2001, and have been completed as of 2002. Clinical trial costs include payments to hospitals, and the related travel expense for Curon employees. Clinical efforts on the Secca randomized trial began in May 2002, and the related spending has been limited to date. Amortization of stock-based compensation accounted for $13,000 in the quarter ended September 30, 2002 and $27,000 for the same period in 2001. For the nine months ended September 30, 2002 and 2001, amortization of stock-based compensation was $45,000 and $91,000, respectively. In the quarter ended September 30, 2002, $147,000 was charged to clinical and regulatory expenses in respect of forgiveness of a loan to Dr. David Utley, M.D., Chief Medical Officer. The balance of the $150,000 principal plus accrued interest thereon will be forgiven in the fourth quarter of 2002 pursuant to an agreement made in January 2001. During the quarter ended September 30, 2002, clinical personnel were reduced from four to three. Termination costs paid in the quarter were $13,000.

Sales and marketing expenses

        Sales and marketing expenses were $1.7 million in the quarters ended September 30, 2002 and 2001. For the nine months ended September 30, 2002, sales and marketing expenses were $5.6 million, and $5.2 million for the same period in 2001. Spending for the first nine months of 2002 has increased over the same period in 2001 due to increased personnel costs of $560,000, partially offset by a recruiting cost decrease of $213,000. Amortization of stock-based compensation was $21,000 in the quarter ended September 30, 2002, and $66,000 for the same period in 2001. For the nine months ended September 30, 2002 and 2001, amortization of stock-based compensation was $26,000 and $239,000, respectively. During the quarter ended September 30, 2002, sales and marketing personnel were reduced from 28 to 26. Termination costs paid in the quarter were $147,000.

General and administrative expenses

        General and administrative expenses were $1.2 million in the quarter ended September 30, 2002, and $1.1 million for the same period in 2001. For the nine months ended September 30, 2002, general and administrative expenses were $3.2 million, and $3.3 million for the same period in 2001. Spending for the quarter ended September 30, 2002 increased by approximately $547,000 due to expenses related to the resignation of the former President and CEO, John Morgan, offset by a $113,000 decrease in amortization of acquired technology, and personnel spending decreases of $100,000 as compared to the same period in 2001. Amortization of stock-based compensation accounted for a benefit of $109,000 in the quarter ended September 30, 2002, and an expense of $193,000 for the same period in 2001. For the nine months ended September 30, 2002 and 2001, amortization of stock-based compensation was $77,000 and $547,000, respectively. During the quarter ended September 30, 2002, general and administrative personnel were reduced from nine to seven. Termination costs incurred in the quarter were $555,000.

Interest Income, net

        During the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001, net interest income decreased by $345,000. The decrease was due to an approximate cash and investment decrease of $15.4 million, and a decrease in investment yields from approximately 4% to 2%. For the nine months ended September 30, 2002, compared to the same period in 2001, net interest income decreased by $1.2 million. Interest expense was not material.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have funded our operations and capital investments with the proceeds from our initial public offering completed in September 2000 totaling $55.0 million, the partial exercise of the underwriter’s over-allotment provision totaling $5.2 million, the private sale of equity securities totaling $22.0 million, the issuance of convertible notes totaling $11.8 million and bank equipment line financing totaling $780,000. At September 30, 2002, we had $26.2 million in working capital and our primary source of liquidity was $24.7 million in cash and cash equivalents and marketable securities. In addition, we had $2.1 million invested in long term securities at that date. We intend to finance our operations primarily through our cash and cash equivalents, marketable securities, future financing and future revenues. We believe we have enough cash to fund operations for over twelve months, and that alternative financing is available, if needed, however, there can be no assurance that such efforts will succeed or that sufficient funds will be made available.

        Cash used in operating activities was $11.1 million in the nine month period ended September 30, 2002, and $10.5 million for the same period in 2001. Our loss for the first nine months of 2002 was $12.2 million, compared to a loss of $11.1 million for the same period in 2001. Cash spent on operations has remained relatively stable between the two years, with interest income being the primary difference in total loss. Expenses related to the resignation of John Morgan, the former President and CEO, were partially offset by savings resulting from the reduction in work force in late July. During the quarter ended September 30, 2002, $419,000 of notes receivable and the related interest receivable were forgiven. Of this amount, $272,000 related to John Morgan’s resignation. The balance of the notes receivable and interest forgiven related to the note receivable from David Utley, Chief Medical Officer, which was forgiven based on a prior contractual agreement.

      The Company leases office space under noncancelable operating leases expiring in September 2003. Future minimum payments due under operating leases are as follows:

Remainder of 2002	$139
2003	409

Total future minimum operating lease payments	$547

        Cash provided by investing activities amounted to $12.0 million in the nine months ended September 30, 2002, which consisted primarily of proceeds from net maturities and sales of marketable securities of $12.3 million, partially offset by expenditures of $259,000 for property and equipment. As of September 30, 2002, we had no material commitments for capital expenditures. For the nine months ended September 30, 2001, net cash provided by investing activities was $6.7 million, which consisted primarily of $7.2 million provided by net maturities and sales of marketable securities, partially offset by expenditures of $510,000 for property and equipment. Higher property and equipment investment in 2001 was related to the headcount increases in the sales department.

        Cash provided by financing activities was $25,000 in the nine months ended September 30, 2002, primarily related to $176,000 from the sale of stock through both the Employee Stock Purchase Plan and Stock Option Plan and $88,000 of net proceeds received on related party notes receivable, offset by net payments on notes payable of $122,000. In addition, in the quarter ended September 30, 2002, $117,000 was used to purchase treasury stock in a stock repurchase program. For the nine months ended September 30, 2001, net cash provided by financing activities was $130,000, primarily related to $251,000 from sale of stock through the Employee Stock Purchase Plan and Stock Option Plan, offset by net increases in related party notes receivable of $121,000. Related party notes receivable are loans to officers of the Company.

        We expect to acquire additional capital equipment on an ongoing basis as we increase capacity and improve capabilities. We have not planned any significant capital expenditures during fiscal 2002. We expect that our existing capital resources and interest income will enable us to maintain current and planned operations through at least the next twelve months. In the event that we require additional funding at any point in the future, we will seek to raise such additional funding from other sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

        In August 2002, we announced that our Board of Directors had authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares of our Common Stock in open market transactions at prices deemed appropriate by Management, and administered pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. As of October 31, 2002, we have repurchased 326,000 shares at an aggregate cost of approximately $234,000.

Factors That May Affect Future Results

We may never achieve or maintain significant revenues or profitability.

        We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.4 million in 2001, $15.8 million in 2000, $14.1 million in 1999 and $12.2 million for the nine months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of approximately $60.5 million. We have generated limited revenues from the sale of our products, and it is possible that we will never generate significant revenues from product sales in the future. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next several years and these losses may increase. It is possible that we will never achieve profitable operations.

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

         It is important to the success of our sales efforts to educate physicians in the techniques of using our products. We rely on physicians to spend their time and money to attend pre-sale educational sessions. Positive results using the Stretta and Secca Systems are highly dependent upon proper physician technique. If physicians use either system improperly, they may have unsatisfactory patient outcomes or cause patient injury, which may give rise to negative publicity or lawsuits against us, any of which could have a material adverse effect on our sales and profitability.

Because we have only recently shifted our marketing strategy to reposition the Stretta product as an alternative to anti-reflux surgery, targeting surgeons as opposed to gastroenterologists, we cannot predict the effect this shift will have on our future sales.

         Because we are a young company, we are determining how best to market our Stretta system. We initially focused our marketing efforts toward gastroenterologists, but have recently shifted toward selling to general surgeons. There can be no assurance that this will result in increased sales.

If health care providers are not adequately reimbursed for the procedures that use our products, or for the products themselves, we may never achieve significant revenues.

         Although the Center for Medicare and Medicaid Services (CMS) granted a new specific APC providing higher reimbursement levels for the Stretta Procedure for Medicare purposes on October 1, 2001, there is no assurance that private, third-party payers will conform to this. Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta procedure or the products. To date, only a limited number of private third-party payers have agreed to reimburse for the cost of the Stretta procedure or products. Until a sufficient amount of positive peer-reviewed clinical data has been published, insurance companies and other payers may refuse to provide reimbursement for the cost of the Stretta procedure or may reimburse at levels that are not acceptable to providers. Some payers may refuse adequate reimbursement even upon publication of peer-reviewed data. If users of our products cannot obtain sufficient reimbursement from health care payers for the Stretta procedure or the Stretta System disposables, then it is unlikely that our product will ever achieve significant market acceptance. The Secca procedure has not yet received any coding decision and no tests have yet been made of the willingness of third party health care payers to reimburse the costs of the procedure. We cannot assure you that the procedure will ever be reimbursed. Failure to achieve reimbursement will have a serious negative effect on our revenues.

Reimbursement from third-party health care payers is uncertain due to factors beyond our control and changes in third-party health care payers’ policies could adversely affect our sales growth.

         Even if third-party payers provide adequate reimbursement for the Stretta procedure, adverse changes in third-party payers’ policies toward reimbursement could preclude market acceptance for our products and have a material adverse effect on our sales and revenue growth. We are unable to predict what changes will be made in the reimbursement methods used by third-party health care payers.

         For example, some health care payers are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. We cannot assure you that in a prospective payment system, which is used in many managed care systems, the cost of our products will be incorporated into the overall payment for the procedure or that there will be adequate reimbursement for our products separate from reimbursement for the procedure.

         Internationally, market acceptance of our products will be dependent upon the availability of adequate reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. Although we are seeking international reimbursement approvals, we cannot assure you that any such approvals will be obtained in a timely manner or at all. If foreign third-party payers do not adequately reimburse providers for the Stretta procedure and the products used with it, then our sales and revenue growth may be limited.

We face competition from more established GERD treatments and from competitors with greater resources, which will make it difficult for us to achieve significant market penetration.

         Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. When our primary marketing strategy was directed at gastroenterologists, we competed directly with large pharmaceutical manufacturers of anti-reflux drugs. Because we have shifted our marketing focus to general surgeons, our primary competitors are now large medical device manufacturers such as Ethicon Endosurgical and United States Surgical, manufacturers of instrumentation for anti-reflux surgery, and C.R. Bard, which manufactures an endoscopic sewing device for GERD. Other large, established companies have experimental products that may, in the future, provide competition for the Stretta procedure. These include Boston Scientific and Medtronic, Inc. who have experimental injectable products being studied for the treatment of GERD. Other, yet undisclosed, competitive devices may be developed.

      These larger companies enjoy several competitive advantages over us, which may include:

  existing anti-reflux surgical procedures and devices for the treatment of GERD;
  established reputations within the surgical and gastroenterological community;
  established distribution networks that permit these companies to introduce new products and have such products accepted by the physician community promptly;
  established relationships with health care providers and payers that can be used to facilitate reimbursement for new treatments; and
  greater resources for product development and sales and marketing.

         We do not feel that we compete directly with large pharmaceutical companies, such as AstraZeneca, Takeda Abbott Pharmaceutical, Wyeth Laboratories and Eisai, because candidate patients for Stretta have, by definition, failed, or only partially responded to, drug therapy. However, these companies have an established relationship with the gastroenterology community and over $6 billion in annual U.S. revenues from the proton pump inhibitor drug class. We could be adversely affected if one or more pharmaceutical companies elects to market aggressively against our product, or if a new, more effective pharmaceutical product is developed. For example, AstraZeneca has developed a new proton pump inhibitor, Nexium, for the treatment of GERD, which doctors may prescribe in lieu of recommending the Stretta Procedure. Further, less expensive, generic drugs will be introduced to treat GERD as AstraZeneca’s patent for Prilosec, the leading prescription medication for the treatment of GERD, expired in 2001, although pending lawsuits may delay the significant availability of competition until early in 2003. If we cannot compete effectively in this highly competitive market, we may not be able to achieve our expected revenue growth.

We have limited sales and marketing experience, and failure to continue to build and manage our sales force or to market and distribute our products effectively will hurt our revenues and profits.

         We have limited sales and marketing experience. As of September 30, 2002, we relied on 12 direct sales employees to sell our Stretta System in the United States. We must manage this sales team over the next 24 months to achieve our market share and revenue growth goals. Since we have only recently launched the Secca System, our sales force has little experience marketing the product, and we cannot predict how successful they will be in selling the product. There are significant risks involved in building and managing our sales force and marketing our products, including our:

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
  To increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for the assembly and testing operations; and
  Some of the components and materials necessary for manufacturing our products are currently provided by a single and/or sole supplier.

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

         Our products are medical devices that are subject to extensive regulation. FDA regulations are wide-ranging and govern, among other things:

  product design, development, manufacture and testing;
  product labeling;
  product storage;
  premarket clearance or approval;
  advertising and promotion; and product sales and distribution.

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

         In the quarter ended September 30, 2002, we entered into distribution agreements in France and Spain, and to date have international distribution agreements in 15 countries. We are training these distributors and only began selling our products in international markets in April 2001. To successfully market our products internationally, we must address many issues with which we have little or no experience. We have obtained regulatory clearance to market the Stretta System in the European Union, Australia and Canada and to market the Secca System in the European Union, but we have not obtained any other international regulatory approvals for other markets or products. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, although contracts already signed with European distributors specify payment in U.S. dollars, future international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

  export restrictions, tariff and trade regulations, and foreign tax laws;
  customs duties, export quotas or other trade restrictions;
  economic or political instability;
  shipping delays;
  and longer payment cycles

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

         The development, manufacture and sale of medical products involves a significant risk of product liability claims. The use of any of our products may expose us to liability claims, which could divert management’s attention from our core business, be expensive to defend, and result in substantial damage awards against us. For example, we are currently a party to three product liability lawsuits where there are allegations that our products are defectively designed and that we were negligent in manufacturing our products. We maintain product liability insurance at coverage levels which we believe to be commercially acceptable; however there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on the same or substantially similar terms, or at all. We re-evaluate annually whether we need to obtain additional product liability insurance. Even if we obtain additional product liability insurance there can be no assurance that it would not have a material adverse effect on our business, financial condition, and results of operations. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry any insurance.

We have limited protection for our intellectual property. If our intellectual property does not sufficiently protect our products, third parties will be able to compete against us more directly and more effectively.

         As of September 30, 2002, we had 43 issued or allowed U.S. patents and 37 pending U.S. patent applications; this includes 20 issued U.S. patents and 15 pending U.S. patent applications licensed in from third-parties. We rely on patent, copyright, trade secret and trademark laws to protect our products, including our Stretta Catheter, our Secca Handpiece and our Curon Control Module, from being duplicated by competitors. However, these laws afford only limited protection. Our patent applications and the notices of allowance we have received may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Patents we have obtained and may obtain in the future may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights do not adequately protect our commercial products, our competitors could develop new products or enhance existing products to compete more directly and effectively with us and harm our product sales and market position.

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

         There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry. Because we rely on unique technology to develop and manufacture innovative products, we are especially sensitive to the risk of infringing intellectual property rights. While we attempt to ensure that our products do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products and the methods they employ may be covered by patents held by them or invented by them before they were invented by us. Although we may seek to obtain a license or other agreement under a third party’s intellectual property rights to bring an end to certain claims or actions asserted against us, we may not be able to obtain such an agreement on reasonable terms or at all. If we were not successful in obtaining a license or redesigning our products, our product sales and profitability could suffer, and we could be subject to litigation and potentially substantial damage awards.

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
  quarterly variations in our or our competitors' results of operations;
  changes in earnings estimates or recommendations by securities analysts, or our failure to achieve analyst earnings estimates;
  developments in our industry; and
  general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Item 4.  Controls and Procedures

         With the participation of management, our President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer evaluated our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, our President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in our reports that we file with the Securities and Exchange Commission.

         There were no significant changes our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

         In June 2001, Hershel E. Fancher et al (“Fancher”) filed a civil action against us in the United States District Court, Western District of Kentucky, Louisville Division, alleging that he sustained a nerve injury and damage to his gastrointestinal tract during a Stretta procedure caused by the defective design and manufacture of our product. Fancher’s allegations against us include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantability, and loss of consortium. Fancher was a subject in a randomized clinical trial and had been provided with an approved Informed Consent form and counselling by the physician. Prior to treatment, Fancher provided consent to proceed. Fancher is seeking a trial by jury and unspecified damages. The trial date is currently set in September 2003. We believe Fancher’s claim is without merit.

         In September 2001, Diana Conklin (“Conklin”) filed a civil action against a number of defendants, including Curon, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that she sustained injury when undergoing a procedure utilizing the Stretta System, caused by defects in design and manufacture. Conklin also alleges negligence in the design, manufacture, advertising and sale of the Stretta System and that its warnings, instructions and directions for use were inadequate. Additional defendants include the treating physicians and the associated medical institutions, who, it is alleged, were medically negligent in treatment of Conklin. Conklin is seeking unspecified damages. Defendants are currently being deposed; no trial date has been set. We believe Conklin’s claim against us is without merit.

         In June 2002, Eileen Guckin et al (“Guckin”) filed a civil action against a number of defendants, including Curon, in the Court of Common Pleas, Philadelphia County, in the State of Pennsylvania, alleging that she sustained injury during a Secca procedure caused by the device being defective and/or in an unreasonably dangerous condition. Guckin was a subject in a clinical trial and had been provided with an approved Informed Consent form and counselling by the physician. Prior to treatment, Guckin provided consent to proceed. Additional defendants include the treating physician, the associated medical institution who, it is alleged, were medically negligent in treatment of Guckin, and the members of the Institutional Review Board who approved the protocol for the clinical trial. Guckin has demanded a trial by jury and unspecified damages. The case has since been moved to the United States District Court for the Eastern District of Pennsylvania. We believe Guckin’s claim against us is without merit.

Item 2.   Changes in Securities and Use of Proceeds

        On September 26, 2000, we completed the sale of 5,000,000 shares of our common stock at a per share price of $11.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-37866), which the United States Securities and Exchange Commission declared effective on September 21, 2000. On October 24, 2000, we completed the sale of an additional 475,000 shares of our common stock at a per share price of $11.00 pursuant to the exercise of the over-allotment option by the underwriters. Of the approximately $54.8 million in net offering proceeds, through September 30, 2002, we have used approximately $12.0 million for the repayment of debt and accrued interest, $7.0 million for research and development, $8.0 million for the manufacture of products, $3.0 million for clinical expense and reimbursement efforts, $12.8 million for sales and marketing initiatives to support the commercialization of the Stretta System and $8.4 million for general corporate purposes. All amounts represent estimates of direct or indirect payments of amounts to third parties.

        We made a loan of $259,000 to John W. Morgan, our former President and Chief Executive Officer. As a result of Mr. Morgan’s severance agreement, the loan and accrued interest were forgiven, in the total amount of $272,000. In January 2001, we made a $150,000 loan to David S. Utley, M.D., our Chief Medical Officer. Amounts due under the loan are forgiven over time based upon Dr. Utley’s continued employment, and forgiven in full on January 4, 2003 or upon an earlier change in control. To date, $131,000 of principle and $16,000 of interest have been forgiven and expensed related to Utley’s note. Other than these loans, no amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company, other than amounts related to the repayment of debt and accrued interest, which amounts matured less than one year from the date of issuance. The use of proceeds described above do not represent a material change in the use of proceeds describe in the Offering prospectus.

Item 5.   Other Information

         On July 17, 2002, John W. Morgan announced his resignation as our Chief Executive Officer, President and Board member. Michael Berman, Chairman of the Board, has assumed the position of interim Chief Executive Officer while we conduct a search for a new President and Chief Executive Officer. Under the terms of the severance agreement, Mr. Morgan received a $275,000 lump sum payment and six month’s accelerated vesting of his stock options, and his loan and accrued interest, in the amount of $272,000, were forgiven.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits. None.

(b)  There were no reports on Form 8-K during the quarter ended September 30, 2002.

CURON MEDICAL, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURON MEDICAL, INC.
(Registrant)
Date: November 12, 2002	By:	/s/ MICHAEL BERMAN
Michael Berman Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Berman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Curon Medical, Inc.,
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ MICHAEL BERMAN
Michael Berman Interim Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alistair F. McLaren, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Curon Medical, Inc.,
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Berman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Curon Medical, Inc. on Form 10-Q for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Curon Medical, Inc.

By:	/s/ MICHAEL BERMAN
Michael Berman Interim Chief Executive Officer (Principal Executive Officer)

I, Alistair F. McLaren, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Curon Medical, Inc. on Form 10-Q for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Curon Medical, Inc.

By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)