Form 10-K
period 2002-12-31
CURON MEDICAL INC
filed 2003-03-13
CIK 1114365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).    Yes      ☐     No   ☒

The aggregate value of stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 28, 2002 (which is the last business day of the registrant's most recently completed second fiscal quarter), as reported on the NASDAQ SmallCap Market, was approximately $34.4 million.

The number of shares of Common Stock outstanding as of March 12, 2003: 19,993,384 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

CURON MEDICAL, INC.

FORM 10-K

i

This Report on Form 10-K contains certain forward-looking statements regarding future events. These statements include statements relating to our expectations as to the timing and success of our clinical trials and regulatory submissions, the mix of our sales and revenues derived from generators and handpieces, the rate of growth and success of our international sales and marketing efforts, our expectations regarding increased operating expenses and net losses as our business expands, the timing of new product introductions, and our ability to maintain current and planned operations through at least the next 12 months without raising additional funds. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth throughout this Report and, specifically, those contained in “Additional Risk Factors,” commencing on page 13, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, failure to obtain regulatory approvals as anticipated, a slower rate of market acceptance of our products than expected, increased competition, continued adverse changes in general economic conditions in the United States and internationally, including adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.

PART I

Item 1.   Business

Company Overview

Curon Medical, Inc was incorporated in Delaware in May 1997. We develop, manufacture and market innovative proprietary products for the treatment of gastrointestinal disorders. Our products consist of radiofrequency generators and single-use disposable devices.

Our first product, the Stretta® System, received United States Food and Drug Administration (“FDA”) clearance in April 2000 for the treatment of gastroesophageal reflux disease, or GERD, which affects approximately 14 million U.S. adults on a daily basis. In patients with GERD, acidic stomach contents reflux backward from the stomach into the esophagus, causing a wide range of symptoms and complications, including, most commonly, persistent heartburn and chest pain. Unlike medication, which temporarily suppresses GERD symptoms, our Stretta System applies radiofrequency energy to treat the causes of GERD. Our Stretta System consists of a disposable catheter with needle electrodes and our control module, which is a radiofrequency energy generator. Using the Stretta System, the physician delivers temperature-controlled radiofrequency energy to the muscle of the lower esophageal sphincter and upper portion of the stomach. The delivery of this energy creates thermal lesions that reabsorb over time causing tissue contraction. Clinical studies show a significant reduction in GERD symptom scores, esophageal acid exposure, and use of anti-secretory medications.

We commercially launched the Stretta System in May 2000. As of December 31, 2002, we have sold 194 control modules in the United States and approximately 3,500 patients have been treated with the Stretta Procedure.

Our second product, the Secca® System, is a radiofrequency energy-based system for treatment of fecal incontinence. Fecal incontinence is caused by damage to the anal sphincter from childbirth, surgery, neurological disease, injury or age, and affects up to 16 million adults in the United States. Using the Secca System, physicians deliver radiofrequency energy to the muscle of the anal canal. Clinical studies have shown a reduction in fecal incontinence symptoms and improvement in general quality of life. In March 2002, we received 510(k) clearance from the FDA to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. We launched the Secca System commercially in June 2002.

We have a direct sales force to market and sell our products in the United States. We market the Stretta System, as an alternative to anti-reflux surgery, primarily to high volume general surgeons and gastroenterologists. In the United States, there are approximately 4,000 general surgeons and 9,000 gastroenterologists who actively perform endoscopy. We market the Secca System primarily to colon and rectal surgeons and to those general surgeons who perform colorectal surgery. There are approximately 1,000 colon and rectal surgeons and up to 2,000 general surgeons that perform colorectal surgery in the United States.

Our Stretta System has also received European, Australian and Canadian regulatory approval, and our Secca System has also received regulatory approval in Europe. We opened an office in Belgium in March 2001 to manage distribution of our products in Europe. In the quarter ended December 31, 2002, we entered into distribution agreements for the Stretta System in Switzerland, Austria, and the Netherlands, and to date have international distribution agreements for the Stretta System in 17 countries. The Secca System will also be sold through distributors in Europe. The first European Secca Procedures were performed in Germany, Denmark and Italy in March 2002. We do not expect to significantly expand our sales coverage beyond the United States and Europe before 2004.

We have recently experienced several changes in our senior management team. In July 2002, John Morgan resigned as the Company’s President and CEO. Board member Michael Berman became interim CEO and a search for a permanent CEO was commenced. In July 2002, our Vice President, Sales, James Goode, and our Vice President, Marketing, Carol Chludzinski, resigned from the Company. Larry Heaton joined the Company as President and CEO in January 2003, and also became a member of the Board of Directors. We are currently searching for a Vice President of Sales and Marketing.

Business Strategy

Our strategy is to establish our Stretta and Secca Systems as standard treatment options for patients with GERD and fecal incontinence, respectively. We believe that our products offer substantial improvements over the current treatment options in the care of patients with either disorders.

The typical Stretta patient has not achieved adequate symptom control on, or is intolerant of, escalated medical therapy, or does not wish to continue indefinite anti-secretory medication use. Until recently, the only option for these patients has been a surgical anti-reflux procedure. We believe that the Stretta System offers several significant benefits over anti-reflux surgery, including that it is most commonly an outpatient procedure rather than inpatient surgery, that it is typically performed under conscious sedation rather than general anesthesia, and that it has a lower incidence of side effects and complications. Patients also return to normal activities faster after the Stretta Procedure than after anti-reflux surgery. Due to these features, the Stretta Procedure is significantly less expensive than anti-reflux surgery, and thus insurance companies benefit through cost savings.

The Secca Procedure offers a treatment option for patients with fecal incontinence who have failed more conservative therapies such as diet modification and biofeedback. Currently, fecal incontinence patients have few treatment options. These options include fiber therapy, anti-diarrheal medications, biofeedback therapy, and major surgery, which may involve reconstruction of the sphincter muscle or implantation of a continence device. These therapies have only modest effectiveness, and we believe that there is a need for a minimally invasive treatment option that may be offered to patients as an alternative to major surgery. We believe that the Secca Procedure has several significant benefits over surgery, including that it is most commonly an outpatient procedure rather than inpatient surgery, that it is typically performed under conscious sedation rather than general anesthesia, and that it has a lower incidence of side effects and complications. Recovery after incontinence surgery may take several months, whereas recovery from a Secca Procedure is significantly shorter.

We have established a direct sales and distribution network in the United States to target the approximately 4,000 hospital endoscopy suites and approximately 4,000 ambulatory treatment centers. We are also developing a network of distributors in selected European countries. In the United States, we have ten salespeople, two regional sales managers, and three clinical applications specialists. In Europe and other selected countries, we have distributors covering 17 countries. We may hire additional salespeople or enter new distributor relationships to increase market penetration of our products.

We have acquired and may continue to acquire complementary technologies. We have a license agreement with Gyrus Group PLC (formerly Somnus Medical Technologies, Inc) for the use of technology related to Gyrus’ radiofrequency generator. We also have entered into license agreements with the University of Kansas Medical Institute and with Messrs. Shadduck and Baker relating to applying radiofrequency energy to tissue. We may enter into license agreements with other persons or companies covering technology relating to gastrointestinal tract diseases.

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

Prescription medication is the primary treatment option for patients with GERD. The most widely prescribed medications from the proton pump inhibitor drug class, such as Prilosec, have annual U.S. sales of approximately $6 billion. Although these medications temporarily ease heartburn symptoms by reducing stomach acid, they do not prevent reflux or treat the underlying causes of GERD. Side effects may include diarrhea, headaches, dizziness and nausea. Taken regularly, these medications are expensive, costing an estimated average of $2,300 per year, based solely on retail prices for medication requirements of the patients in our clinical trial. Many GERD patients do not want to be dependent on medications and have difficulty complying with prescribed lifestyle modifications that require ongoing fundamental changes in eating, drinking and sleeping behavior.

The most common corrective treatment for GERD is an anti-reflux surgical procedure. This inpatient surgical procedure costs approximately $11,250, involves a prolonged recovery period, and exposes the patient to a significant risk of serious side effects. Consequently, physicians may be reluctant to refer otherwise healthy patients for the surgery. An estimated 70,000 to 75,000 patients undergo anti-reflux surgery in the United States each year, and an estimated additional 200,000 are referred for this surgery who are either unsuitable for, or unwilling to undergo, the procedure.

The Stretta System: Treatment of GERD

Our proprietary Stretta System provides physicians with the tools to perform a minimally invasive, outpatient, and cost-effective procedure for the treatment of GERD. Unlike medication, the Stretta Procedure treats GERD, rather than simply managing the symptoms by inhibiting acid secretion into the stomach. Unlike anti-reflux surgery, the Stretta Procedure is most commonly an outpatient procedure with minimal side effects. The Stretta Procedure, which typically costs between $3,000 and $5,000, takes less than an hour, and utilizes techniques commonly used by general surgeons and gastroenterologists who perform endoscopy. Most treated patients have been able to return to normal activities within one day of treatment and reduce or eliminate medication use shortly thereafter. We believe that the Stretta Procedure’s effectiveness and relatively low cost, combined with the absence of significant discomfort and side effects, makes it a clinically and economically attractive GERD treatment for those patients with unsatisfactory symptom control on drugs, who are considering an anti-reflux surgical procedure.

The Stretta System consists of the Stretta Catheter, which is a disposable flexible catheter with needle electrodes, and the Curon Control Module, which is a radiofrequency energy generator. Using these devices, the physician delivers temperature-controlled radiofrequency energy to create thermal lesions in the muscle of the lower esophageal sphincter and upper stomach. These lesions reabsorb over several weeks and cause tissue contraction, which increases the ability of the lower esophageal sphincter to act as a barrier to reflux.

The Secca System: Treatment of Fecal Incontinence

The Secca System is designed to treat fecal incontinence, a condition that affects up to 16 million U.S. adults. Fecal incontinence is caused by damage to the anal sphincter from childbirth, surgery, neurological disease, injury or age. It is a life-altering condition that, unlike GERD, lacks minimally invasive corrective treatment alternatives. The most common treatment options control, but do not correct, the condition, and include the use of protective undergarments, diet modification and over-the-counter dietary supplements. Current corrective treatment options include major surgery and are rarely utilized.

The Secca System provides a minimally-invasive, outpatient, and cost-effective procedure for the treatment of fecal incontinence. The Secca Procedure utilizes the same technology and treatment concepts as the Stretta System. Using our Curon Control Module and our handheld disposable device called the Secca Handpiece, physicians deliver radiofrequency energy into the muscle of the anal sphincter to improve its barrier function. We completed a U.S. clinical trial of the Secca System in April 2001, and submitted the results to the FDA in December 2001. In March 2002, we received 510(k) clearance from the FDA to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback.

Product Description

We have developed a suite of products incorporating proprietary design features for use in the Stretta and Secca Procedures. These products consist of a disposable catheter and a disposable handpiece for delivery of controlled radiofrequency energy to tissue, and a radiofrequency generator, known as the Curon Control Module. Both our current products and products under development utilize proprietary software to interface with our Curon Control Module.

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

Curon Control Module

The Stretta System and the Secca System both incorporate our radiofrequency energy generator, the Curon Control Module. The Curon Control Module has four channels, each of which independently control the four needle electrodes on the Stretta Catheter and Secca Handpiece. The generator uses continuous data feedback to achieve precise tissue temperatures at the treatment site. The generator tracks surface tissue temperatures from each electrode, and if temperatures at either the treatment site or surface tissue exceed pre-set safe levels, the generator automatically stops delivering energy to that electrode. An integrated pump delivers water to surface tissue during the procedure. The Stretta System and the Secca System each utilize proprietary software installed onto the Curon Control Module. The software provides a distinct graphical user interface and the functions and parameters that are required for the particular procedure.

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

Clinical and Regulatory Status

Stretta clinical studies

In April 2000, we received 510(k) clearance from the FDA to market the Stretta System for the treatment of GERD. To evaluate the Stretta System, we conducted an open label multi-center U.S. clinical trial with leading investigators at 14 institutions, in which 131 patients were treated. We measured how well the procedure eliminated the need for heartburn medication, improved symptoms, improved quality of life, and reduced the amount of acid detected in the esophagus. Results from the initial 47 patients treated were submitted to the FDA. Six-month data was available for 44 of the 47 treated patients because three patients did not participate in the voluntary follow-up testing. The follow-up data indicated that the Stretta Procedure led to significant improvement in both objective and subjective measurements. Twelve-month data for 118 of the 131 patients was published in Gastrointestinal Endoscopy in 2002.

Patients in our trials experienced no persistent side effects or other significant complications during the treatment and follow-up period. Most patients resumed normal levels of activity on the day after treatment. A few patients reported difficulty swallowing, increased flatulence or mild abdominal discomfort for a period of days. These symptoms were significantly milder and shorter in duration than those typically experienced after anti-reflux surgery.

We have conducted an eight-center, double-blind, randomized sham-controlled trial of the Stretta System in the United States, treating 64 patients. A paper on this trial was presented at the Digestive Disease Week Conference in May 2002. This trial demonstrated significant improvements in GERD symptom scores and satisfaction that were not present in the sham (control) group. Further, there were significant improvements in acid exposure in the Stretta treated group at 12 months. We are using the data generated for future peer-reviewed publications and for presentations at national scientific meetings and expect that this data will influence physician adoption rates, facilitate reimbursement approvals and enhance marketing activity.

Secca clinical studies

In November 1999, we conducted a pilot study at a leading medical institution in Mexico City. Ten patients with fecal incontinence were treated with the Secca System. Two years following the procedure, most patients showed significant improvements in fecal incontinence symptoms, incontinence-related quality of life and general quality of life, each as measured by validated questionnaires. We have received no reports of persistent complications or persistent side effects. The two-year data regarding these pilot patients was presented at the 2002 Meeting of the American Society of Colon and Rectal Surgeons, demonstrating durability of the effect of Secca Procedure on improving fecal incontinence symptoms.

Based on these encouraging preliminary results, we further evaluated the Secca System in a multi-center U.S. clinical study involving six sites and 50 patients. The data from this study was compiled and submitted to the FDA, and in March 2002 we received 510(k) clearance to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. The results of this clinical trial were presented at the 2002 Meeting of the American Society of Colon and Rectal Surgeons. The study demonstrated that the Secca Procedure resulted in significant improvements in fecal incontinences scores, fecal incontinence related quality of life, and general quality of life.

Research and Development

Our research and development activities are conducted internally by a research and development staff and are focused on design changes intended to reduce manufacturing cost as well as evaluation of existing product alternatives. In addition to working on new products, our research and development organization is developing products and fixtures that are designed to reduce the time to manufacture, improve quality and reduce cost of products. Our research and development expenditures were $2.7 million in 2002, $2.8 million in 2001 and $4.2 million in 2000. Amortization of stock-based compensation included in these numbers was $66,000 in 2002, $205,000 in 2001 and $629,000 in 2000. Pilot manufacturing costs included in research and development were $235,000 in 2002 for the Secca System. Stretta pre-commercialization expense was $1.1 million in 2000, representing the cost of our entire manufacturing organization for the first five months of that year.

Manufacturing

We manufacture, assemble and test our products in-house. The manufacturing process consists primarily of assembling internally manufactured and externally purchased components and sub-assemblies in an environmentally controlled area. After assembly, each Stretta Catheter and Secca Handpiece are inspected and then sent out for sterilization by a sub-contractor. We manufacture the Curon Control Module primarily by in-house assembly and testing of components ordered from outside manufacturers.

In December 2000, we voluntarily withdrew certain of our catheters from the market because of manufacturing issues. In February 2003, we voluntarily recalled a limited number of our catheters, which contained nonconforming material. We took corrective action with regard to each of these occurrences and no patient injuries were sustained as a result of the use of the recalled items.

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

Currently, only one supply source exists for the peristaltic pump. This pump is manufactured by our supplier in accordance with our specifications. We have contracted with this supplier for ongoing supply, but we would need additional time to locate and qualify a new pump supplier should our current supplier fail to fulfill our needs. If a new pump is incorporated into the Control Module, then the Control Module may require regulatory clearance under the FDA’s 510(k) process, which could take several months or more. Also, a computer chip in the Control Module is no longer manufactured. This chip is currently available from multiple suppliers, but we cannot assure you that it will be available in the future. We have purchased an inventory of these chips sufficient to meet our projected manufacturing needs for at least the next 18 months and we are currently working on developing a revision to our current generator that will use newer chip technology. As with the pump, we cannot incorporate a new chip into the generator without regulatory clearance under the FDA’s 510(k) process, which could take several months or more.

Our manufacturing facility is subject to periodic inspection by regulatory authorities. Our quality assurance systems are subject to FDA regulations. These regulations require that we conduct our product design, testing, manufacturing, and control activities in conformance with these regulations and that we maintain our documentation of these activities in a prescribed manner. Our manufacturing facility is licensed by the California Department of Health Services, Food and Drug Branch. In addition, our facility has received ISO 9001/EN46001/ISO13485 certification and the European Union Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, allowing us to CE mark our products after assembling appropriate documentation. ISO 9001/EN46001/ISO13485 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. Failure to maintain the CE mark will preclude us from selling our products in Europe. We cannot assure you that we will be successful in maintaining certification requirements in Europe or elsewhere.

Patents and Proprietary Technology

We have an aggressive program to obtain or license intellectual property in the United States, Europe and Asia for our medical advances. We are building a portfolio of apparatus and method patents covering aspects of our current and future technology.

As of December 31, 2002, we had 23 issued or allowed U.S. patents and 23 pending U.S. patent applications. We intend to continue to file for patents for our technologies to strengthen our position. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require employees, consultants and advisors who work on our products to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Certain aspects of our products incorporate technology subject to patents that we have licensed from others. As of December 31, 2002, we had licensed in 20 issued and allowed U.S. patents and 15 pending U.S. patent applications. We have a license with Gyrus Group PLC (formerly, Somnus Medical Technologies, Inc.) for their generator technology. The non-exclusive license gives us the right to manufacture, have manufactured, use, offer to sell, sell and import Gyrus’ radiofrequency generator technology for use in the treatment of GERD and other medical disorders of the digestive tract. The license expires on October 6, 2017. During the term of the license, we are obligated to pay a royalty to Gyrus for our sale of generators that incorporate the licensed technology. We have also licensed patented technology from the University of Kansas Medical Research Institute relating to applying radiofrequency energy to tissue. This is an exclusive, worldwide and royalty-bearing license allowing us to incorporate the patented technology in our products to treat medical disorders throughout the gastrointestinal tract. The license expires on September 17, 2013 and may be terminated earlier for breach. We have also licensed other patents that we believe may apply to our current business or that we may incorporate into future products. We intend to continue to license technologies to strengthen our competitive position.

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

Competition

The medical device industry is subject to intense competition. To be successful, we must establish our products, and the procedures in which our products are used, as attractive alternatives to currently available treatments. We will also have to compete with a number of companies that have significantly greater resources than we do.

Our primary competitors in the GERD market are manufacturers and marketers of existing pharmaceutical and surgical treatments for GERD, and manufacturers focused on innovative outpatient treatments. We compete with manufacturers of medications, such as Zantac, Pepcid, Aciphex, Prilosec, Nexium, and others. These manufacturers and manufacturers of generic medication equivalents have significantly greater resources than we do. These companies may market products more aggressively, gain influence among opinion leaders, or lower their prices, all of which may affect the adoption of, and the market for, our products. We also compete with manufacturers of devices and equipment used in laparoscopic anti-reflux surgery. Increased publicity regarding these procedures or advantageous pricing may adversely affect the market for our products. Both medication treatment and anti-reflux surgery are established GERD therapies with well-defined reimbursement profiles.

We also compete with a number of companies that are working on GERD treatments that eliminate or reduce the need for medication but are less invasive than surgery. For example, C.R. Bard has developed an endoscopic suturing system that places a suture in the upper stomach during an outpatient procedure. The device used in this procedure received FDA marketing clearance in March 2000. We compete with several companies that are developing bulking agents to be injected into the muscle of the lower esophageal sphincter. For example, Enteric Medical, recently acquired by Boston Scientific, has developed a liquid polymer for injection into the lower esophageal sphincter. This product was recently reviewed by an FDA Gastroenterology and Urology Devices Panel, which recommended that FDA approve commercial use of the device. We expect the product to receive final approval from FDA in 2003. Endonetics, recently acquired by Medtronic, is also developing an injectable bulking agent. Another company, NDO, delivers a stapled fold in the upper portion of the stomach in an attempt to mimic the action of anti-reflux surgery. There may also be other companies developing innovative therapies for minimally invasive treatment of GERD.

In the fecal incontinence market, we consider our primary competitors to be American Medical Systems, who received FDA clearance in December 2001 to market their Artificial Bowel Sphincter (ABS) for the treatment of severe fecal incontinence, and Medtronic, which is developing an implantable nerve stimulation device for treatment of incontinence. There are also a small number of companies pursuing injectable therapies for fecal incontinence.

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

510(k) Clearance Pathway::     To obtain 510(k) clearance for one of our products, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of PMA applications. The FDA's 510(k) clearance pathway usually takes from four to 12 months, but it can last longer.

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

PMA Approval Pathway :    If the FDA denies 510(k) clearance for one of our products, the product must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. The PMA approval pathway is much more costly, lengthy and uncertain than 510(k) clearance. It generally takes from one to three years or even longer.

Clinical Trials :    A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. Such trials generally require submission of an application for an Investigational Device Exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The FDA must approve the IDE in advance for a specified number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. In June 2000, we received IDE approval allowing us to commence a multicenter clinical trial of the Secca System. We began the trial in July 2000. In April 2001, we completed this trial and the results were submitted to the FDA in December 2001.

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

Other U.S. regulation

We also must comply with numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. We may be required to incur significant costs to comply with such laws and regulations in the future and such laws and regulations may hurt our business, financial condition and results of operations. We are subject to quarterly audits performed by Underwriters Laboratories to ensure that our Control Module production continues to comply with the original requirements. Failure to comply could result in production delays, and potential product recall.

Foreign regulation

Our products are also regulated as medical devices outside the United States by government agencies and are subject to registration requirements in many of the foreign countries in which we plan to sell our products. Our Stretta and Secca Systems carry a CE Mark, which is required for European product sales. The Stretta System carries a Therapeutic Goods Administration license, which is required for product sales in Australia, and a license issued by Health Canada, which allows commercialization in Canada. Our facility has been audited and certified to be ISO9001/EN46001/ISO13485 compliant, which allows us to sell our products in Europe. Our facility is subject to inspection by TUV/Essen. We plan to seek approval to sell the Stretta and Secca Systems in additional foreign countries. The time and cost required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

Third Party Reimbursement

In the United States, health care providers generally rely on third-party payers, principally private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. Medicare reimburses hospital outpatient clinics on a prospectively determined fixed amount for the costs associated with an outpatient procedure. Individual outpatient procedures are assigned Ambulatory Payment Classification (APC) codes. Effective October 1, 2001, the Center for Medicare and Medicaid Services, CMS (formerly HCFA), designated a code for the Stretta System. Further, CMS has also provided guidance on the use of existing physician CPT codes for Stretta. However, as this coding direction does not constitute a coverage decision, and we cannot assure you that the Stretta Procedure will be reimbursed or that the amounts reimbursed under this code will be adequate.

The current cost reduction orientation of the third-party payer community makes it exceedingly difficult for new medical devices and surgical procedures to obtain reimbursement. Often, it is necessary to convince these payers that the new devices or procedures will establish an overall cost savings compared to currently reimbursed devices and procedures. We believe that the Stretta System may offer an opportunity for payers to reduce the cost of treating GERD patients by possibly eliminating or reducing the costs of medication or anti-reflux surgery. While we believe that the Stretta System possesses economic advantages that will be attractive to payers, we cannot assure you that they will make reimbursement decisions based upon these advantages.

Reimbursement by third-party payers is often positively influenced by the existence of peer-reviewed publications of long-term safety and efficacy data. We have collected data on six-month results after treatment with the Stretta System, and this information was published in a peer-reviewed journal in 2001. We have collected and published data on twelve-month results, and this information was published in a peer-reviewed journal in 2002. Follow-up data in the form of a Stretta Registry, supporting the durability of the procedure for up to 33 months, was published in a peer-reviewed journal in December 2002. While we cannot assure you that our products will be reimbursed without publications of longer-term data, we are actively encouraging ongoing research studies to evaluate and publish the long-term safety and efficacy of the Stretta System. In addition, many third-party payers require that randomized studies be conducted to determine the effect of the procedure versus placebo or another standard of care. We have completed a double-blind, randomized, sham-controlled, multi-center study to generate this data, and these results were presented in May 2002 at the Digestive Disease Week Conference. We cannot assure you that results of this study will be published in a timely manner or at all, or that such publication will benefit our marketing and reimbursement efforts.

To facilitate reimbursement for the Stretta and Secca Systems, we have established a dedicated reimbursement department. The department trains physicians and physician office staff in obtaining pre-determination (agreement upon medical necessity) from insurance carriers prior to treating patients with the Stretta or Secca Procedure. In addition to assisting physicians with case-by-case pre-determination for coverage, we are actively involved in pursuit of local coverage decisions. The first two carriers to implement positive coverage policies for the Stretta Procedure are Medicare of Georgia and Wellmark Blue Cross and Blue Shield of Iowa.

We believe that achieving reimbursement for the Stretta Procedure is one of the major impediments to growth in sales. We believe that we are making progress toward wider reimbursement of the procedure. However, while we are actively pursuing reimbursement through case-by-case approvals and by pursuing coverage decisions by local carriers, we cannot guarantee the speed or the scale to which payers will approve reimbursement of the Stretta Procedure. While the Secca Procedure has been on the market a shorter amount of time, we anticipate similar challenges in achieving reimbursement for this product.

Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis or a region-by-region basis. In addition, reimbursement systems in international markets may include both private and government sponsored insurance. We have so far obtained limited international reimbursement approvals. We cannot assure you that we will obtain any further approvals in a timely manner, if at all. If we fail to receive international reimbursement approvals at all, or in acceptable amounts, market acceptance of our products would be adversely affected.

Employees

As of December 31, 2002, we had 69 employees, with 29 employees in operations, seven employees in research and development, 22 employees in sales and marketing, seven employees in general and administrative, two employees in reimbursement and two employees in clinical and regulatory affairs. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning the company may be accessed through the SEC’s website at http://www.sec.gov.

You may also find on our website (http://www.curonmedical.com) electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC.

Additional Risk Factors

We may never achieve or maintain significant revenues or profitability.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.4 million in 2002, $15.4 million in 2001, and $15.8 million in 2000. As of December 31, 2002, we had an accumulated deficit of approximately $63.7 million. We have generated limited revenues from the sale of our products, and it is possible that we will never generate significant revenues from product sales in the future. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next several years and these losses may increase. It is possible that we will never achieve profitable operations.

If health care providers are not adequately reimbursed for the procedures, which use our products, or for the products themselves, we may never achieve significant revenues.

Although the Center for Medicare and Medicaid Services (CMS) granted a new specific APC Code, designating higher facility reimbursement levels for the Stretta Procedure for Medicare purposes on October 1, 2001, there is no assurance that local Medicare or private payers will pay for this procedure. Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta Procedure or the products. To date, only a limited number of private third-party payers have agreed to reimburse for the cost of the Stretta Procedure or products. Until a sufficient amount of positive peer-reviewed clinical data has been published, insurance companies and other payers may refuse to provide reimbursement for the cost of the Stretta Procedure or may reimburse at levels that are not acceptable to providers. Some payers may refuse adequate reimbursement even upon publication of peer-reviewed data. If users of our products cannot obtain sufficient reimbursement from health care payers for the Stretta Procedure or the Stretta System disposables, then it is unlikely that our products will ever achieve significant market acceptance. The Secca Procedure has not yet received any coding decision and there is little data yet regarding the willingness of third party health care payers to reimburse the costs of the procedure. We cannot assure you that the procedure will ever be reimbursed. Failure to achieve reimbursement will have a serious negative effect on our revenues.

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

In the past, we became aware of some issues that negatively impacted our earnings. For example, we learned that it is time consuming to obtain purchase commitments for our products because of the number of individuals at hospitals who need to approve the purchase. As a result, we changed our sales and marketing models to more effectively address this issue. We also became aware of misinformation in the marketplace regarding past adverse events associated with our procedure. In response, we dedicated resources to educating physicians regarding the use of our products to combat this misinformation. Our efforts to rectify these situations may not be sufficient to materially improve our earnings. In addition, the cost of our efforts in addressing these matters diverts resources that could be allocated towards other efforts at increasing revenues. In the future, we may experience similar problems and if we are unable to take appropriate action, our results of operations and our financial performance will be harmed.

The Stretta System is our primary marketed product. If physicians do not adopt our Stretta System, we will not achieve future sales growth.

We commercially introduced our Stretta System, which consists of a radiofrequency generator and a disposable handheld device, in May 2000. We are highly dependent on Stretta System sales because we anticipate that the Stretta System will account for substantially all our revenue through at least 2003. To achieve increasing sales, our product must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. The Stretta System represents a significant departure from conventional GERD treatment methods. We believe that, generally, physicians will not adopt our Stretta System unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that the Stretta System provides an effective and attractive alternative to conventional means of treatment for GERD. Currently, there are 11 peer-reviewed journal articles and we are awaiting publication of the Stretta randomized trial. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. For example, we believe that physician adoption rates have been negatively impacted by adverse events and a voluntary market withdrawal, all of which occurred early in the launch of the Stretta System. Future adverse events or recalls would also impact future acceptance rates. If we cannot achieve increasing physician adoption rates of our Stretta System, we may never achieve significant revenues or profitability.

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

We received clearance from the FDA for the use of the Secca System to treat fecal incontinence, for patients who have failed more conservative treatments such as diet modification or biofeedback. This clearance was based upon the study of 50 patients. Safety and efficacy data presented to the FDA for the Secca System was based on six-month follow-up studies on these patients. We may find that data from longer-term patient follow-up studies is inconsistent with those indicated by our relatively short-term data. However, if longer-term patient studies or clinical experience indicate that treatment with the Secca System does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our sales could decline and we could be subject to significant liability. Further, we may find that our data is not substantiated in studies involving more patients, in which case we may never achieve significant revenues or profitability. If patient studies or clinical experience do not meet our expectations regarding the benefits of the Secca System, our expected revenues from this product may never materialize.

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

Because we have only recently shifted our marketing strategy to reposition the Stretta product as an alternative to anti-reflux surgery, targeting surgeons in addition to gastroenterologists, we cannot predict the effect this shift will have on our future sales.

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

Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. When our primary marketing strategy was directed at gastroenterologists, we competed directly with large pharmaceutical manufacturers of anti-secretory drugs. Because we have shifted our marketing focus to general surgeons, our primary competitors are now large medical device manufacturers such as Ethicon Endosurgical and United States Surgical, manufacturers of instrumentation for anti-reflux surgery, and C.R. Bard, which manufactures an endoscopic sewing device for GERD. Other large, established companies have experimental products that may, in the future, provide competition for the Stretta Procedure. These include Boston Scientific and Medtronic, who have experimental injectable products being studied for the treatment of GERD. Other, yet undisclosed, competitive devices may be developed.

These larger companies enjoy several competitive advantages over us, which may include:

•	Existing anti-reflux surgical procedures and devices for the treatment of GERD;
•	Established reputations within the surgical and gastroenterological community;
•	Established distribution networks that permit these companies to introduce new products and have such products accepted by the physician community promptly;
•	Established relationships with health care providers and payers that can be used to facilitate reimbursement for new treatments; and
•	Greater resources for product development and sales and marketing.

We do not feel that we compete directly with large pharmaceutical companies, such as AstraZeneca, Takeda Abbott Pharmaceutical, Wyeth Laboratories and Eisai, because candidate patients for Stretta have, by definition, failed, or only partially responded to, drug therapy. However, these companies have an established relationship with the gastroenterology community and over $6 billion in annual U.S. revenues from the proton pump inhibitor drug class. We could be adversely affected if one or more pharmaceutical companies elects to market aggressively against our product, or if a new, more effective, pharmaceutical product is developed. For example, AstraZeneca has developed a new proton pump inhibitor, Nexium, for the treatment of GERD, which doctors may prescribe in lieu of recommending the Stretta Procedure. Further, less expensive, generic drugs will be introduced to treat GERD as AstraZeneca’s patent for Prilosec, the leading prescription medication for the treatment of GERD, expired in 2001. If we cannot compete effectively in this highly competitive market, we may not be able to achieve our expected revenue growth.

We have limited sales and marketing experience, and failure to build and manage our sales force or to market and distribute our products effectively will hurt our revenues and profits.

We have limited sales and marketing experience. As December 31, 2002, we relied on ten direct sales employees to sell our Stretta System in the United States. We must manage this sales team over the next 24 months to achieve our market share and revenue growth goals. Since we have only recently launched the Secca System, our sales force has little experience marketing the product, and we cannot predict how successful they will be in selling the product. There are significant risks involved in building and managing our sales force and marketing our products, including our:

•	Inability to hire a sufficient number of qualified sales people with the skills and understanding to sell the Stretta and Secca Systems effectively;
•	Failure to adequately train our sales force in the use and benefits of our products, making them less effective promoters; and
•	Failure to accurately price our products as attractive alternatives to conventional treatments.

Our failure to adequately address these risks will harm our ability to sell our products.

Internationally, we rely on third-party distributors to sell our products, and we cannot assure you that these distributors will commit the necessary resources to effectively market and sell our products.

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

Because we have only limited experience in manufacturing our products in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. For example, in December 2000, we voluntarily withdrew certain of our catheters from the market because of manufacturing issues. In February 2003, we voluntarily recalled a limited number of our catheters, which contained non-conforming material. This material formed part of the catheter shaft and showed a tendency to degrade over time. The problem was identified, corrected, and the outside vendor was changed. If the material were to fail during use, there would be a remote possibility of superficial injury to the patient’s esophageal or pharyngeal lining. No injuries have been reported and all unused catheters in the affected lots have been recovered.

We may encounter difficulties and delays in manufacturing our products for the following additional reasons:

•	We have limited experience manufacturing our products in compliance with the FDA’s Quality System Regulation;
•	Some of the electronic components used for manufacturing our products could become obsolete and require a design modification and qualification to accommodate any change in materials;
•	We have one supply source for the peristaltic pump and would need time to locate and qualify a new pump supplier;
•	Some of the components and materials necessary for manufacturing our products are currently provided by a single and/or sole supplier; and
•	To increase our manufacturing output significantly, we will have to attract and retain qualified employees for assembly and testing operations.

Although we believe that our current manufacturing facility will be adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand our manufacturing facilities to begin large-scale manufacturing. We cannot provide any assurance that we will be able to establish high volume manufacturing or, if established, that we will be able to manufacture our products in high volumes with commercially acceptable yields. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our Stretta or Secca Systems. Our inability to successfully manufacture or commercialize our devices could have a material adverse effect on our product sales.

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

If our suppliers or we fail to comply with the FDA quality system regulation, manufacturing operations could be delayed and our business could be harmed.

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

Noncompliance with applicable regulatory requirements can result in enforcement action, which may include recalling products, ceasing product marketing, paying significant fines, and penalties, and similar FDA actions which could limit product sales, delay product shipment, and adversely affect our profitability.

We face risks related to our international operations, including the need to obtain necessary foreign regulatory approvals.

In the quarter ended December 31, 2002, we entered into distribution agreements in Switzerland, Austria, and the Netherlands, and to date have international distribution agreements in 17 countries. We are training these distributors and only began selling our products in international markets in April 2001. To successfully market our products internationally, we must address many issues with which we have little or no experience. We have obtained regulatory clearance to market the Stretta System in the European Union, Australia and Canada and to market the Secca System in the European Union, but we have not obtained any other international regulatory approvals for other markets or products. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, although contracts already signed with European distributors specify payment in U.S. dollars, future international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

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

Product liability suits against us may result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

The development, manufacture and sale of medical products involves a significant risk of product liability claims. The use of any of our products may expose us to liability claims, which could divert management’s attention from our core business, be expensive to defend, and result in substantial damage awards against us. For example, we are currently a party to four product liability lawsuits where there are allegations that our products are defectively designed and that we were negligent in manufacturing our products. We maintain product liability insurance at coverage levels which we believe to be commercially acceptable; however there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on the same or substantially similar terms, or at all. We re-evaluate annually whether we need to obtain additional product liability insurance. Even if we obtain additional product liability insurance there can be no assurance that it would not have a material adverse effect on our business, financial condition, and results of operations. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry any insurance.

We have limited protection for our intellectual property. If our intellectual property does not sufficiently protect our products, third parties will be able to compete against us more directly and more effectively.

As of December 31, 2002, we had 43 issued or allowed U.S. patents and 38 pending U.S. patent applications; this includes 20 issued U.S. patents and 15 pending U.S. patent applications licensed in from third-parties. We rely on patent, copyright, trade secret and trademark laws to protect our products, including our Stretta Catheter, our Secca Handpiece and our Curon Control Module, from being duplicated by competitors. However, these laws afford only limited protection. Our patent applications and the notices of allowance we have received may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Patents we have obtained and may obtain in the future may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights do not adequately protect our commercial products, our competitors could develop new products or enhance existing products to compete more directly and effectively with us and harm our product sales and market position.

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

We believe our future success will depend upon our ability to successfully manage our employees, which includes attracting and retaining engineers and other highly skilled personnel. Our employees are at-will employees and are not subject to employment contracts. The loss of services of one or more key employees could materially adversely affect our growth. In addition, our stock price is depressed and the results of our operations have been less successful than anticipated. This history of performance may make it difficult to attract and retain qualified personnel. Failure to attract and retain personnel, particularly management and technical personnel, would materially harm our ability to grow our business rapidly and effectively. Because of recent changes in our management structure, we do not have a Vice President of Sales and Marketing. As long as this position remains unfilled, existing employees whose job descriptions would not ordinarily include certain sales and marketing activities will be required to perform those functions. Placing such additional responsibilities on existing staff members may strain resources, distract employees, or disrupt our operations, all of which would have an adverse effect on our business.

Due to our failure in meeting the NASDAQ continued listing standards, we are now listed on the lesser-known NASDAQ SmallCap Market. This may adversely affect our ability to raise capital.

During the quarter ended September 30, 2002, our stock began trading under $1.00. The continued listing standards for inclusion of our stock on the NASDAQ National Market, required that our stock not close below $1.00 for 30 consecutive trading days. As we could not meet this standard, we chose to move our listing to the NASDAQ SmallCap Market, and on March 10, 2003, NASDAQ advised us that we were again in compliance with minimum bid requirements. The move to the NASDAQ SmallCap Market could adversely affect the liquidity and price of our stock. As a result, there may be less demand for our stock and we may be unable to raise sufficient capital to fund our operations.

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

In November 2001, we adopted a stockholder rights plan. The purpose of the plan is to assure fair value in the event of a future unsolicited business combination or similar transaction involving Curon. If an individual or entity accumulates 15% of our stock, or 20% in the case of certain existing stockholders, the rights become exercisable for additional shares of our common stock or, if followed by a merger or other business combination where Curon does not survive, additional shares of the acquirer’s common stock. The intent of these rights is to force a potential acquirer to negotiate with the Board to increase the consideration paid for our stock. The existence of this plan, however, may deter a potential acquirer, which could negatively impact shareholder value.

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

Item 2.   Properties

We are headquartered in Sunnyvale, California, where we lease one building with approximately 20,000 square feet of office, research and development, and manufacturing space under leases expiring September 30, 2003. We are currently in the process of identifying a new headquarters to move into before September 30, 2003.

Item 3.   Legal Proceedings

In June 2001, a civil action was filed against us in the United States District Court, Western District of Kentucky, Louisville Division, in which the plaintiff alleges that he sustained a nerve injury and damage to his gastrointestinal tract during a Stretta Procedure caused by the defective design and manufacture of our product. Plaintiff’s allegations against us include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantability, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, Plaintiff provided consent to proceed. Plaintiff is seeking a trial by jury and unspecified damages. The trial date is currently set in September 2003. We believe Plaintiff’s claim is without merit.

In September 2001, a civil action was filed against a number of defendants, including Curon, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that the plaintiff sustained injury when undergoing a procedure utilizing the Stretta System, caused by defects in design and manufacture. Plaintiff also alleges negligence in the design, manufacture, advertising and sale of the Stretta System and that its warnings, instructions and directions for use were inadequate. Additional defendants include the treating physicians and the associated medical institutions, who, it is alleged, were medically negligent in treatment of Plaintiff. Plaintiff is seeking unspecified damages. On January 24, 2003 we filed a Motion for Summary Judgment, which will be heard on April 22, 2003.

In June 2002, a civil action was filed against a number of defendants, including Curon, in the Court of Common Pleas, Philadelphia County, in the State of Pennsylvania, alleging that the plaintiff sustained injury during a Secca Procedure caused by the device being defective and/or in an unreasonably dangerous condition. Plaintiff was a subject in a clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, Plaintiff provided consent to proceed. Additional defendants include the treating physician, the associated medical institution who, it is alleged, were medically negligent in treatment of Plaintiff, and the members of the Institutional Review Board who approved the protocol for the clinical trial. Plaintiff has demanded a trial by jury and unspecified damages. The case has since been moved to the United States District Court for the Eastern District of Pennsylvania. We believe Plaintiff’s claim against us is without merit.

In February 2003, a civil action was filed against us in the District Court of Dallas County, in the State of Texas, alleging that the plaintiff sustained serious injuries during a Stretta Procedure performed in February 2001, caused by the device being in a defective condition. We have no further information on this claim, and believe it to be without merit.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock trades under the symbol CURN. As of December 9, 2002, our Common Stock is currently quoted on the NASDAQ SmallCap Market. Until that date, our Common Stock had been quoted on the NASDAQ National Market since our initial public offering on September 22, 2000. The following table shows the high and low sales prices for the Company’s Common Stock for the periods indicated, as reported on the NASDAQ SmallCap or National Markets.

	Common Stock Price
	High	Low
Year Ended December 31, 2001
First Quarter	$6.94	$2.38
Second Quarter	4.52	1.95
Third Quarter	3.02	1.93
Fourth Quarter	4.40	2.24
Year Ended December 31, 2002
First Quarter	4.64	2.55
Second Quarter	3.95	2.90
Third Quarter	3.22	0.56
Fourth Quarter	0.90	0.46

As of March 11, 2003, the last reported sales price of our Common Stock on the NASDAQ SmallCap Market was $1.17 per share, and the number of beneficial common stockholders was approximately 1,500. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

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

Of the approximately $54.8 million in net offering proceeds, through December 31, 2002, we have used approximately $12.0 million for the repayment of debt and accrued interest, $7.0 million for research and development, $8.8 million for the manufacture of products, $4.0 million for clinical expense and reimbursement efforts, $14.0 million for sales and marketing initiatives to support the commercialization of the Stretta System and $9.0 million for general corporate purposes. We have now used the entire balance of our net IPO proceeds. From time to time, we have discussed potential strategic acquisitions and investments with third parties. To date, we do not have any agreements or commitments to complete any such transactions.

The Board of Directors approved a stock repurchase program in July 2002 pursuant to which up to 1,000,000 shares of our outstanding common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. As of December 31, 2002, we have repurchased approximately 325,300 shares pursuant to this repurchase program.

Item 6.   Selected Financial Data

The following tables reflect selected summary financial data for each of the last five fiscal years. This data should be read in conjunction with the financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in this Annual Report on Form 10-K. The information provided below is in thousands, except for per share data.

	Years ended December 31,
	2002	2001	2000	1999	1998
Statement of operations data:
Revenues	$3,403	$3,317	$1,156	$—	$—
Cost of goods sold	4,491	4,994	2,102	—	—

Gross loss	(1,088)	(1,677)	(946)	—	—

Operating expenses:
Research and development	2,668	2,825	4,161	8,961	1,581
Clinical and regulatory	1,373	1,745	1,805	2,012	335
Sales and marketing	7,065	6,973	3,461	940	—
General and administrative	4,023	4,443	4,181	2,345	959

	15,129	15,986	13,608	14,258	2,875
Operating loss	(16,217)	(17,663)	(14,554)	(14,258)	(2,875)

Interest income	751	2,240	1,330	258	8
Interest expense	(8)	(4)	(4,083)	(89)	(86)
Other	33	(2)	(68)	—	—

Loss before extraordinary item	(15,441)	(15,429)	(17,375)	(14,089)	(2,953)

Extraordinary gain	—	—	1,596	—	—

Net loss	$(15,441)	$(15,429)	$(15,779)	$(14,089)	$(2,953)

Net loss per share, basic and diluted	$(0.79)	$(0.81)	$(2.27)	$(6.94)	$(2.01)
Shares used in computing net loss per share, basic and diluted (1)	19,653	19,075	6,945	2,030	1,472

Balance sheet data:
Cash, cash equivalents and marketable securities	$22,967	$35,128	$39,206	$9,498	$4,502
Working capital	24,807	36,498	39,916	8,176	4,223
Long-term investments	528	3,048	12,882	—	—
Total assets	27,236	43,073	56,617	11,686	5,842
Long-term obligations	—	—	—	227	459
Convertible preferred stock and warrants	—	—	—	21,808	7,713
Total stockholders’ equity (deficit)	26,103	41,288	54,930	(12,099)	(2,877)

(1)	The per share data have been restated to reflect the 0.57 to 1 reverse stock split effective September 22, 2000.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto for the fiscal years ended December 31, 2002, 2001, and 2000.

Overview

We were incorporated in May 1997. Business activities before January 1998 were negligible. Prior to December 31, 2000 we were in the development stage and until that time, we had devoted substantially all of our efforts to raising capital and developing, marketing and selling our products.

In 1998, our primary activity was developing the Curon Control Module and Stretta Catheter for the treatment of gastroesophageal reflux disease, or GERD. In October 1999, we received CE Mark approval of the Stretta System, indicating that the Stretta System meets Euro standards allowing us to market it within the European Union. We received 510(k) clearance from the FDA in April 2000 and commercially launched in the United States in May 2000.

In April 1999, we began developing our second set of products, the Secca System, for the treatment of fecal incontinence. In November 1999, we conducted a 10-patient human clinical pilot study outside the United States and, in July 2000, we began a U.S. multi-center clinical trial of the Secca System under an Investigational Device Exemption. In September 2001, we received CE Mark approval of the Secca System, indicating that the Secca System meets European medical device standards, allowing us to market it within the European Union. Our multi-center clinical trial was completed, and the results were used to support a 510(k) submission to the FDA in December 2001. We received 510(k) clearance from the FDA in March 2002 to market the system for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. We made our first sales of the Secca System in June 2002.

We are focusing our sales efforts in the United States through a direct sales force. In international markets, we rely primarily on third-party distributors. In November 2000, we incorporated a subsidiary company in Belgium and hired a European manager to support European distributors’ sales, marketing and clinical efforts. As of December 31, 2002, this subsidiary had three employees. In the quarter ended December 31, 2002, we entered into distribution agreements in Switzerland, Austria, and the Netherlands, giving us a total of 17 international distributors, who have all received shipments of product. Our gross margins on sales through international third-party distributors will be lower than our gross margins on U.S. sales as a result of distributor discounts.

To date, we have generated limited revenues. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We expect that disposable sales will continue to form the basis of a recurring revenue stream. However, domestic disposable sales continue to grow more slowly than expected primarily due to difficulties encountered by our physician customers in easily obtaining reimbursement for the Stretta Procedure on a case-by-case basis. Some of our customers also find the 45 minutes necessary to perform a Stretta Procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. Although disposable sales from outside the United States are increasing, they are not yet sufficient to offset the current domestic situation. Our strategies of pursuing national reimbursement coverage, focusing on entrenching the therapy to promote repeat catheter sales and incorporating technical improvements to our systems to reduce treatment times are designed to address these issues and we expect that our revenue from disposables will increase on implementation.

Through December 31, 2002, we recorded limited product sales while incurring cumulative net losses of $63.7 million. In addition to increasing expenditures related to continuing selling activities of the Stretta and Secca Systems, we anticipate that our expenses will increase as we continue to develop new products, conduct clinical trials, commercialize our products and acquire additional technologies as opportunities arise. As a result, we expect our operating expenses and cumulative net losses to increase.

We have recently experienced several changes in our senior management team. In July 2002, John Morgan resigned as the Company’s President and CEO. Board member Michael Berman became interim CEO and a search for a permanent CEO was commenced. In July, 2002, our Vice President Sales, James Goode, and our Vice President, Marketing, Carol Chludzinski, resigned from the Company. Larry Heaton joined the Company as President and CEO in January 2003, and also became a member of the Board of Directors.

Critical Accounting Polices and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We believe the following critical accounting policies, among others, affect its more significant judgments and estimates in the preparation of its consolidated financial statements:

•
Revenue Recognition and Accounts Receivable—We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that four criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or service rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenue from product sales is recognized on product shipment against a signed purchase order or sales quote provided no significant obligations remain and collection of the receivables is deemed probable for both sales of control modules and catheters. We also provide customers with training and assistance in obtaining reimbursement, and to the extent that these remaining obligations are not considered inconsequential or perfunctory to the sales arrangement, we will defer the recognition of the revenue until fulfillment of the obligation. Any change in our selling process or post-sale training and customer support could result in deferred revenue.

We assess collection based on historical experience and the credit-worthiness of the customer. Based on management’s on-going analysis of accounts receivable balances, and after the initial recognition of the revenue, if an event occurs which adversely affects the ultimate collectibility of the related receivable, management will record an allowance for bad debts. To date, bad debts have not had a significant impact on our financial position, results of operations and cash flows.

Revenues for extended warranty contracts are deferred and recognized over the extended warranty period. To date, post-sale customer support and training have not been significant.

•
Inventories—Inventories are stated at the lower of standard cost (which approximates average cost) or market. We record adjustments to the value of the inventory based on sales forecasts, physical condition, and potential obsolescence due to technological advancements in its products. These adjustments are estimates that could be materially different from actual results if future market conditions as they relate to our product differ from our expectations.

•
Accounting for Income Taxes—Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We have recorded a full valuation allowance to reduce its deferred tax asset, as based on available objective evidence, it is more likely than not that the deferred tax asset will not be realized. While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

•
Stock-Based Compensation—We have various stock option, stock purchase and incentive plans to reward employees and key executive officers of the Company. We continue to use the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and apply the disclosure provisions of Statements of Financial Accounting Standards No. 123 (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. Under APB No. 25 stock compensation is measured as the difference, if any, on the date of grant between the fair value of our common stock and the exercise price. Under SFAS 123 stock compensation is based on the fair value of the stock award measured using option valuation models. Though we do disclose in the notes to the financial statements the pro-forma impact of applying the provision of SFAS 123 to our stock awards, if we were to change our accounting policy to fully adopt the fair value measurement provisions of SFAS 123, it could have a material impact on our financial position and results of operations.

•
Legal Proceedings and Loss Contingencies—We are involved in routine legal and administrative matters that arise from the normal conduct of business. Other matters contain allegations that are not routine and involve compensatory, punitive, and treble damages. The outcome of these proceedings are not within our control, are often difficult to predict and often are resolved over long periods of time. We also maintain product liability insurance with third parties to mitigate any loss that is related to product liability claims. We record loss contingencies as liabilities in the financial statements when it is determined that we have incurred a loss that is probable and the amount of the loss is reasonably estimable, in accordance with SFAS 5 “Accounting for Contingencies”. As of December 31, 2002 we have not recorded any liabilities for legal contingencies as we believe that we do not have any potential losses that are probable; this could change in the future depending on the ultimate outcome of these matters.

RESULTS OF OPERATIONS

Revenue

Revenues were $3.4 million, $3.3 million, and $1.2 million in the twelve months ended December 31, 2002, 2001, and 2000, respectively. Sales have increased successively over all three years, although increases in 2002 were lower than anticipated, primarily due to the sales and marketing efforts involved in repositioning the Stretta System as an alternative to anti-reflux surgery, which required us to refocus our sales force to target surgeons as opposed to gastroenterologists. Stretta System products accounted for 97% of total 2002 revenues as compared to Secca System products, which accounted for 3% of 2002 revenues. There were no Secca System sales in prior years so revenue was entirely derived through sales of the Stretta System. The Stretta Control Module and Catheter accounted for 51% and 46%, respectively, of the Stretta product line sales for the year ended December 31, 2002, compared to 50% and 45%, respectively, for the same period in 2001, and 65% and 32%, respectively, in 2000. International sales accounted for $423,000 for the year ended December 31, 2002, compared to $134,000 for the same period in 2001, and none in 2000. Commercial shipments of the Stretta System began in the United States in June 2000.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and disposable devices. We also license a technology used in the generators that we sell. We are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Cost of goods sold was $4.5 million, $5.0 million and $2.1 million in the twelve months ended December 31, 2002, 2001, and 2000, respectively. As sales volume increases, we expect gross profit to become positive and increase accordingly. Our sales have not yet reached a level that would absorb our manufacturing capacity to the extent that we would experience positive gross profit. In addition to various cost reduction strategies, the decrease in 2002 as compared to 2001 was due to $235,000 of manufacturing capacity related to Secca pilot manufacturing that was charged to research and development prior to the product commercialization in June 2002. In 2000, $1.1 million of manufacturing expense for the first five months of that year was charged to research and development related to pilot manufacturing of the Stretta System, which was commercialized in June 2000.

Research and development expenses

Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Research and development expenses were $2.7 million, $2.8 million, and $4.2 million in the twelve months ended December 31, 2002, 2001, and 2000, respectively. Spending levels in 2002 and 2001 are relatively comparable. The decrease in expenses in 2001 compared to 2000 was due to the completion of Stretta pilot manufacturing activities in the second quarter of 2000, when commercialization occurred. Amortization of stock-based compensation accounted for $66,000, $205,000, and $629,000 in the twelve months ended December 31, 2002, 2001, and 2000, respectively. During the quarter ended September 30, 2002, we reduced the number of research and development personnel from ten to seven. Costs associated with terminating these individuals were $83,000.

Clinical and regulatory expenses

Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Clinical and regulatory expenses were $1.4 million, $1.7 million, and $1.8 million in the twelve months ended December 31, 2002, 2001, and 2000, respectively. Spending decreased in 2002 as compared to 2001 due to the costs involved in the U.S. Secca trial and the Stretta randomized control trial, which were both ongoing in 2001, and were completed in that year. Spending on the Secca randomized control trial, begun in May 2002, has been limited to date. Spending levels in 2001 and 2000 are relatively comparable. Clinical trial costs include payments to hospitals, and the related travel expense for Curon employees. Amortization of stock-based compensation accounted for $51,000, $121,000, and $174,000 in the twelve months ended December 31, 2002, 2001, and 2000, respectively. During the quarter ended September 30, 2002, we reduced the number of clinical personnel from four to three. Costs associated with terminating these individuals were $13,000.

Sales and marketing expenses

Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses were $7.1 million, $7.0 million, and $3.5 million in the twelve months ended December 31, 2002, 2001, and 2000, respectively. Spending increases in each year are primarily due to increases in expenditures for activities to promote reimbursement for our products. In addition, headcount increases for field sales personnel occurred between 2001 and 2000, related to the commercialization of Stretta in June 2000. Amortization of stock-based compensation accounted for $47,000, $250,000, and $418,000 in the twelve months ended December 31, 2002, 2001, and 2000, respectively. During the quarter ended September 30, 2002, we reduced the number of sales and marketing personnel from 28 to 26. Costs associated with terminating these individuals were $147,000.

General and administrative expenses

General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. General and administrative expenses were $4.0 million, $4.4 million, and $4.2 million in the twelve months ended December 31, 2002, 2001, and 2000, respectively. After eliminating the stock-based compensation and termination costs noted below, spending in 2002 is comparable to 2001. Spending increased in 2001 as compared to 2000 due to higher costs related to being a publicly held company, including legal, accounting, insurance and investor relations; 2001 was our first full year as a public company. Amortization of stock-based compensation accounted for $186,000, $670,000, and $1.3 million in the twelve months ended December 31, 2002, 2001, and 2000, respectively. During the quarter ended September 30, 2002, we reduced the number of general and administrative personnel from nine to seven. Costs associated with terminating these individuals were $555,000.

Interest income and expense

Interest income was $751,000, $2.2 million, and $1.3 million in the twelve months ended December 31, 2002, 2001, and 2000, respectively. Interest income has decreased in 2002 as compared to 2001, due to a declining balance of marketable securities. Average cash and investment balances in 2001 were $45.1 million, compared to the 2002 average of $30.8 million. Earnings have also been affected by declining interest rates through 2001 and 2002. The increase in interest income in 2001 as compared to 2000 was due to earnings on a greater marketable securities balance obtained as a result of our initial public offering in September 2000.

Interest expense was $8,000, $4,000, and $4.1 million in the twelve months ended December 31, 2002, 2001, and 2000, respectively. In 2002 and 2001, minimal notes payable related to insurance policies generated interest expense. Interest expense in 2000 was primarily related to the warrants and beneficial conversion feature on the convertible debt, and as such was not a cash expenditure; this debt was extinguished in the third quarter of 2000.

Income taxes

As a result of our net losses, we did not incur any income tax obligations in each of the twelve-month periods ended December 31, 2002, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and capital investments from gross proceeds from our initial public offering completed in September 2000 totaling $55.0 million, from the partial exercise of the underwriter’s over-allotment provision totaling $5.2 million, from the private sale of equity securities totaling $22.0 million, from the issuance of convertible notes totaling $11.8 million and from bank equipment line financing totaling $780,000. At December 31, 2002, we had $24.8 million in working capital and our primary source of liquidity was $23.0 million in cash and cash equivalents and marketable securities. In addition, we had $528,000 invested in long-term securities at that date. We intend to finance our operations primarily through our cash and cash equivalents, marketable securities, future financing and future revenues. We believe we have enough cash to fund operations for at least 18 to 24 months, and that alternative financing is available, if needed, however, there can be no assurance that such efforts will succeed or that sufficient funds will be made available.

Cash used in operating activities was $14.4 million in the twelve months ended December 31, 2002, compared to $14.3 million for the same period in 2001. Losses in each year were $15.4 million. In 2002, inventory balances declined, providing $115,000 of cash, compared to 2001, when $544,000 of cash was used to increase inventory balances. This decreasing investment in inventories was due to implementation of system and process improvements in materials management. Cash from interest income has decreased by $1.5 million. Cash from selling activities has increased to $3.4 million in 2002 as compared to $2.9 million in 2001.

Cash provided by investing activities was $15.6 million in the twelve months ended December 31, 2002, compared to $4.7 million for the same period in 2001. This reflects the fact that we used our investments to fund operations of the company during 2002, while in 2001, the higher balance of cash and cash equivalents at December 31, 2000 offset the need to reduce investment balances in 2001.

Cash used by financing activities was $76,000 for the twelve months ended December 31, 2002. This use was primarily due to payments on the notes payable used to finance insurance policies. During 2002, sales of stock through employee stock plans were offset by purchases of treasury stock. Cash provided by financing activities was $439,000 in the twelve months ended December 31, 2001, primarily related to sales of stock through employee stock plans, and the note payable used to finance the Directors and Officers insurance policy. The Company has no significant outstanding long-term obligations except operating lease commitments.

The Company leases office space under noncancelable operating leases expiring in September 2003. Future minimum payments due under operating leases are $409,000 for 2003.

Recent Accounting Pronouncements

In June 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, which supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This new standard requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SFAS No. 146 as of January 1, 2003 and we do not believe that the adoption will have a significant impact on the financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of this standard did not have a material impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not have any ownership in any variable interest entities as of December 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. That means that a change in prevailing interest rates may cause the fair value of the principal amount of an investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than eighteen months. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

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

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Curon Medical, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Curon Medical, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 31, 2003
Except for Note 13, as to which the date is February 21, 2003

CURON MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$8,570	$7,509
Marketable securities	14,397	27,619
Accounts receivable, net of allowance for doubtful accounts of $34 and $20, respectively	688	666
Inventories, net	1,295	1,410
Related party notes receivable	—	144
Prepaid expenses and other current assets	972	883

Total current assets	25,922	38,231

Long-term investments	528	3,048
Related party notes receivable	—	354
Property and equipment, net	766	1,216
Intangible assets, net of accumulated amortization of $904 and $771, respectively	—	133
Other assets	20	91

Total assets	$27,236	$43,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191	$449
Accrued liabilities	882	1,077
Notes payable	42	207

Total current liabilities	1,115	1,733

Other liabilities	18	52

Total liabilities	1,133	1,785

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.001 par value: 5,000,000 shares authorized
Issued and outstanding: none	—	—
Common stock, $.001 par value: 50,000,000 shares authorized
Issued and outstanding: 19,993,000 and 19,641,000, respectively	20	19
Additional paid-in capital	90,128	90,368
Deferred stock compensation	(125)	(956)
Accumulated deficit	(63,732)	(48,291)
Treasury stock, at cost
326,000 shares at December 31, 2002	(234)	—
Accumulated other comprehensive income	46	148

Total stockholders’ equity	26,103	41,288

Total liabilities and stockholders’ equity	$27,236	$43,073

See accompanying notes to consolidated financial statements

CURON MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2002	2001	2000
Revenues	$3,403	$3,317	$1,156
Cost of goods sold	4,491	4,994	2,102

Gross loss	(1,088)	(1,677)	(946)

Operating expenses:
Research and development	2,668	2,825	4,161
Clinical and regulatory	1,373	1,745	1,805
Sales and marketing	7,065	6,973	3.461
General and administrative	4,023	4,443	4,181

Total operating expenses	15,129	15,986	13,608

Operating loss	(16,217)	(17,663)	(14,554)
Interest income	751	2,240	1,330
Interest expense	(8)	(4)	(4,083)
Other income (expense)	33	(2)	(68)

Loss before extraordinary item	(15,441)	(15,429)	(17,375)
Extraordinary gain—early extinguishment of debt	—	—	1,596

Net loss	$(15,441)	$(15,429)	$(15,779)

Net loss per common share, basic and diluted:
Loss before extraordinary item	$(0.79)	$(0.81)	$(2.50)
Extraordinary gain—early extinguishment of debt	$0.00	$0.00	$0.23

Net loss per share, basic and diluted	$(0.79)	$(0.81)	$(2.27)

Shares used in computing net loss per share, basic and diluted	19,653	19,075	6,945

See accompanying notes to consolidated financial statements

CURON MEDICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2002, 2001, and 2000
(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2000	2,819	$3	$8,644	$(3,663)	$(17,083)	$—	$—	$(12,099)
Net loss	—	—	—	—	(15,779)	—	—	(15,779)
Change in unrealized gain on investment	—	—	—	—	—	—	75	75

Total comprehensive loss	—	—	—	—	—	—	—	(15,704)
Issuance of common stock in exchange for patent license agreements	86	—	831	—	—	—	—	831
Issuance of 12,000 stock options in exchange for services	—	—	40	—	—	—	—	40
Issuance of common stock in exchange for consulting services received	17	—	203	—	—	—	—	203
Issuance of common stock pursuant to initial public offering and exercise of overallotment shares, net of issuance costs of $5,453	5,475	5	54,767	—	—	—	—	54,772
Conversion of Series A, B and C preferred stock and warrants to common stock and common stock warrants upon consummation of initial public offering and exercise of overallotment shares	9,597	10	23,898	—	—	—	—	23,908
Issuance of common stock upon exercise of stock options	1,164	1	283	—	—	—	—	284
Deferred stock compensation	—	—	1,483	(1,483)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	2,695	—	—	—	2,695

Balance at December 31, 2000	19,158	19	90,149	(2,451)	(32,862)	—	75	54,930
Net loss	—	—	—	—	(15,429)	—	—	(15,429)
Change in unrealized gain on investment	—	—	—	—	—	—	73	73

Total comprehensive loss	—	—	—	—	—	—	—	(15,356)
Issuance of common stock upon exercise of warrants	124	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	220	—	45	—	—	—	—	45
Issuance of common stock through Employee Stock Purchase Plan	139	—	333	—	—	—	—	333
Deferred stock compensation	—	—	(159)	159	—	—	—	—
Amortization of deferred stock compensation	—	—	—	1,336	—	—	—	1,336

Balance at December 31, 2001	19,641	19	90,368	(956)	(48,291)	—	148	41,288
Net loss	—	—	—	—	(15,441)	—	—	(15,441)
Change in unrealized gain on investment	—	—	—	—	—	—	(102)	(102)

Total comprehensive loss	—	—	—	—	—	—	—	(15,543)
Issuance of common stock upon exercise of stock options	212	—	49	—	—	—	—	49
Issuance of common stock through Employee Stock Purchase Plan	140	1	185	—	—	—	—	186
Deferred stock compensation	—	—	(474)	474	—	—	—	—
Amortization of deferred stock compensation	—	—	—	357	—	—	—	357
Repurchase of common stock	—	—	—	—	—	(234)	—	(234)

Balance at December 31, 2002	19,993	$20	$90,128	$(125)	$(63,732)	$(234)	$46	$26,103

See accompanying notes to the consolidated financial statements

CURON MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2002	2001	2000
Cash Flows From Operating Activities
Net loss	$(15,441)	$(15,429)	$(15,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	702	750	611
Loss on forgiveness of related party receivables	410	—	—
Amortization of acquired technology	133	451	320
Extraordinary gain on extinguishment of debt, net	—	—	(1,596)
Note payable issued in exchange for services received	—	—	45
Loss on disposal of fixed assets	21	26	86
Amortization of stock-based compensation	357	1,336	2,695
Amortization of discounts on notes payable	—	—	3,724
Stock issued in exchange for services and intellectual property received	—	—	203
Stock options issued in exchange for services received	—	—	40
Accretion of discount on securities, net	(185)	(510)	(321)
Changes in current assets and liabilities:
Accounts receivable, net	(22)	(407)	(259)
Inventories	115	(544)	(545)
Prepaid expenses and other current assets	(89)	86	(881)
Other assets	71	11	(31)
Accounts payable	(258)	130	(326)
Accrued liabilities	(195)	(238)	452
Other long-term liabilities	(34)	(1)	34

Net cash used in operating activities	(14,415)	(14,339)	(11,528)

Cash Flows From Investing Activities
Purchase of property and equipment	(343)	(595)	(636)
Sale of property and equipment	70	—	—
Purchase of marketable securities	(20,376)	(49,933)	(37,423)
Proceeds from maturities of marketable securities	36,201	55,178	4,000
Purchase of acquired technology	—	—	(73)

Net cash provided by (used in) investing activities	15,552	4,650	(34,132)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	140	308	—
Proceeds from issuance of convertible notes payable	—	—	11,045
Repayment of convertible notes	—	—	(11,090)
Principal payments on notes payable	(305)	(101)	(478)
Proceeds from related party notes receivable	143	250	—
Payments of related party notes receivable	(55)	(396)	(102)
Proceeds from issuance of common stock, net of issuance costs	235	378	55,056
Purchase of treasury stock	(234)	—	—

Net cash provided by (used in) financing activities	(76)	439	54,431

Net increase (decrease) in cash and cash equivalents	1,061	(9,250)	8,771
Cash and cash equivalents at beginning of period	7,509	16,759	7,988

Cash and cash equivalents at end of period	$8,570	$7,509	$16,759

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$8	$4	$388

Supplemental Disclosure of Non-Cash Investing and Financing Information
Issuance of warrants with debt	$—	$—	$2,100
Issuance of common stock in exchange for intangible assets	$—	$—	$831
Conversion of preferred stock to common stock	$—	$—	$23,908

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

In the course of its development activities, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. The Company intends to finance its operations primarily through its cash and cash equivalents, marketable securities, future financing and future revenues. The Company believes it has enough cash to fund operations for at least 18 to 24 months. The Company also believes alternative financing is available, if needed, however, there can be no assurance that such efforts will succeed or that sufficient funds will be made available.

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

Certain Risks and Uncertainties

The Company’s products and services are currently concentrated in a single segment of the gastrointestinal treatment field, which is characterized by increasing technological advances and changes in customer requirements. The success of the Company depends on management’s ability to anticipate or to respond quickly and adequately to technological developments in its industry, changes in customer requirements or industry standards. Failure to obtain or maintain necessary FDA clearances or approvals could hurt the Company’s ability to commercially distribute and market its products in the United States. Any significant delays in the development or introduction of products or services could have a material adverse effect on the Company’s business and operating results. The Company has two products that it is currently marketing: radio-frequency generators and single use disposable devices. A single supplier currently provides some components and materials necessary for manufacturing of products. Any technical or quality problems in the manufacturing of these components, changes to the product specifications, changes in rights to currently licensed intellectual property, or lack of essential equipment by suppliers, could have a significant impact on the Company’s financial condition and results of operations.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

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

Marketable Securities

Investments consist primarily of marketable corporate bonds, commercial paper and government agency securities with a remaining maturity at the date of purchase of greater than three months. Investments with maturities beyond 2003 are classified as long-term investments and those maturing during 2003 are shown as current marketable securities. These investments are classified as available-for-sale securities and are stated at market value, with any temporary differences between an investment’s amortized cost and its market value recorded as a separate component of stockholders’ equity (deficit) until such gains or losses are realized. Gains or losses on the sales of securities are determined on a specific identification basis. The following is a summary of investments at December 31, 2002 and 2001, respectively:

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Maturities under one year
Government obligations	$6,604	$29	$—	$6,633
Corporate obligations	7,748	16		7,764

Total	14,352	45	—	14,397

Maturities between one and two years
Government obligations	-	-	-	-
Corporate obligations	527	1	-	528

Total	527	1	-	528

Total at December 31, 2002	$14,879	$46	$-	$14,925

Maturities under one year
Government obligations	$5,545	$30	$—	$5,575
Corporate obligations	21,940	104	—	22,044

Total	27,485	134	—	27,619

Maturities between one and two years
Government obligations	2,006	1	(4)	2,003
Corporate obligations	1,028	17	—	1,045

Total	3,034	18	(4)	3,048

Total at December 31, 2001	$30,519	$152	$(4)	$30,667

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, or its estimated useful life has changed significantly. When an asset’s expected future undiscounted cash flows are less than its carrying value, an impairment loss is recognized and the asset is written down to its estimated fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to dispose. There have been no impairment charges recorded.

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

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

Product Warranty

The Company generally warrants its products against defects for a period of one year and records a liability for such product warranty obligations at the time of sale based upon historical experience. The Company also sells separately priced extended warranties to provide additional warranty coverage and recognizes the related revenue on a straight-line basis over the extended warranty period which is generally one to four years. Costs associated with services performed under the extended warranty obligation are expensed as incurred.

Changes in product warranty obligations, including separately priced extended warranty obligations, for the year ended December 31, 2002 is as follows:

Balance as of January 1, 2002		$33
Add:
	Accruals for warranties issued	25
	Cost incurred under separately priced extended warranty obligations	5
Less:
	Settlements made	(14)
	Revenue recognized under separately priced extended warranty	(5)

		$44

Research and Development

Research and development costs are expensed as incurred. Legal expenses related to patent development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $348,000 in 2002 and $428,000 in 2001, and $287,000 in 2000.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

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

Recent accounting pronouncements

In June 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, which supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This new standard requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS No. 146 as of January 1, 2003 and does not believe that the adoption will have a significant impact on the financial position or results of operations.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes the adoption of this standard will have no material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any ownership in any variable interest entities as of December 31, 2002. The Company will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

NOTE 3—BALANCE SHEET COMPONENTS:

	December 31, 2002	December 31, 2001
Inventories:
Raw materials	$888	$1,033
Work-in-process	97	7
Finished goods	310	370

	$1,295	$1,410

	December 31, 2002	December 31, 2001
Property & Equipment:
Computer and office equipment	$566	$575
Equipment	1,551	1,596
Furniture and fixtures	166	161
Leasehold improvements	354	354
Software	245	234

	2,882	2,920
Less: Accumulated depreciation and amortization	(2,116)	(1,704)

	$766	$1,216

	December 31, 2002	December 31, 2002
Accrued Liabilities:
Compensation and benefits	$486	$701
Clinical trials	99	110
Professional fees	49	142
Other accrued expenses	248	124

	$882	$1,077

NOTE 4—NOTES PAYABLE:

The Company had short-term notes payable at December 31, 2002 and 2001 in the amounts of $42,000 and $207,000, respectively. In 2002, the note relates to the financing of corporate insurance policies in the amount of $140,000, excluding Directors’ and Officers’ Liability Insurance. The note bears interest at 5.75%, with final payment due in March 2003. In 2001, the note related to financing of the Directors’ and Officers’ Liability Insurance policy in the amount of $308,000 in October 2001. The note had interest at 6% per annum, and was paid in full in June 2002.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

NOTE 5—COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases office space under noncancelable operating leases expiring in September 2003. Rent expense for the years December 31, 2002, 2001, and 2000 was $528,000, $532,000 and $546,000 respectively.

At December 31, 2002, future minimum facility lease payments are $409,000.

Contingencies

The Company is involved in routine legal and administrative proceedings that arise from the normal conduct of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the financial results or condition of the Company.

In June 2001, a civil action was filed against the Company in the United States District Court, Western District of Kentucky, Louisville Division, alleging that the Plaintiff sustained a nerve injury and damage to his gastrointestinal tract during a Stretta Procedure caused by the defective design and manufacture of the Company’s product. Plaintiff’s allegations against the Company include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantability, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, the subject provided consent to proceed. Plaintiff is seeking a trial by jury and unspecified damages. Trial date is currently set in September 2003. The Company believes Plaintiff’s claim is without merit.

In September 2001, a civil action was filed against a number of defendants, including the Company, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that the Plaintiff sustained injury when undergoing a procedure utilizing the Stretta System, caused by defects in design and manufacture. Plaintiff also alleges negligence in the design, manufacture, advertising and sale of the Stretta System and that its warnings, instructions and directions for use were inadequate. Additional defendants include the treating physicians and the associated medical institutions, which it is alleged, were medically negligent in treatment of Plaintiff. Plaintiff is seeking unspecified damages. On January 24, 2003, the Company filed a Motion for Summary Judgment, which will be heard on April 22, 2003.

In June 2002, a civil action was filed against a number of defendants, including the Company, in the Court of Common Pleas, Philadelphia County, in the State of Pennsylvania, alleging that the Plaintiff sustained injury during a Secca Procedure caused by the device being defective and/or in an unreasonably dangerous condition. Plaintiff was a subject in a clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, the subject provided consent to proceed. Additional defendants include the treating physician, the associated medical institution who, it is alleged, were medically negligent in treatment of Plaintiff, and the members of the Institutional Review Board who approved the protocol for the clinical trial. Plaintiff has demanded a trial by jury and unspecified damages. The case has since been moved to the United States District Court for the Eastern District of Pennsylvania. The Company believes Plaintiff’s claim against the Company is without merit.

These matters are in their early stages and the Company believes that the resolution of any of these matters will not have a material effect, if any, on its business, financial position, and results of operations and cash flows.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

Development and Technology License Agreements

The Company licenses certain radiofrequency technology through an agreement that gives the Company an irrevocable license to manufacture, have manufactured, use, offer to sell, sell and import radiofrequency generators based on the licensed technology in the licensed field. The agreement expires on October 6, 2017. Royalties are accrued at the time of sale, based on the revenues recognized when the related licensed technology is part of the sold item.

In February and April 2000, the Company entered into two separate licensing agreements for the use of proprietary radiofrequency technologies used in certain of the Company’s products. The Company issued 86,000 shares of its common stock, valued at $831,000 on the date of the agreements, in exchange for the right to use the technologies. In addition, $73,000 was paid in conjunction with the licensed technology. As part of the February agreement, the Company is also required to pay a royalty on all revenues collected when the related licensed technology is part of the sold item. Such payments were not significant in 2002.

NOTE 6—EXTRAORDINARY GAIN:

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

NOTE 7—COMMON STOCK:

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $.001 par value common stock. Certain of the shares issued are subject to a right of repurchase by the Company, which lapses over a three or four-year period from the issuance dates. At December 31, 2002, 2001 and 2000 there were 34,000, 280,000 and 694,000 shares subject to repurchase, respectively.

Common Stock Warrants

In connection with a line of credit agreement in 1999, the Company issued a warrant to purchase 86,000 shares of stock for $0.88 per share. The warrant expires in 2005. The aggregate value of the warrant of $120,000, determined using a Black-Scholes valuation model, was recorded as a discount to the related notes payable, and was expensed as interest expense over the life of the debt. In March 2001, these, along with certain other warrants to purchase 153,000 shares, were exercised to purchase 124,000 shares of common stock.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

In May 2000, the company issued warrants to purchase 568,917 shares of common stock in connection with convertible notes payable (See Note 6). These warrants are exercisable immediately and expire in 2005. The value of the warrants, $2.1 million, was determined using the Black-Scholes option-pricing model. These warrants are outstanding at December 31, 2002.

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

The Rights do not have any voting rights, and will expire upon the earlier of redemption or November 20, 2011. If the Rights are exercised, each stockholder receives one one-thousandth of a share of Preferred Stock, which entitles the holder to one additional vote and dividends and liquidation rights equal to that paid on common stock.

NOTE 8—STOCK OPTION PLANS AND OTHER EMPLOYEE BENEFITS:

Stock Option Plans

During 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”). The 1997 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options (ISO) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (NSO) may be granted to Company employees, officers, directors, and consultants. The Company reserved 2,679,000 of common stock for issuance under the 1997 Plan. The first options were issued in 1998. No further options will be granted under the 1997 Plan. The remaining shares reserved for issuance under this plan are being used for grant under the 2000 Stock Plan.

During 2000, the 2000 Stock Plan (the “2000 Plan”) was adopted by the Board of Directors and became effective on September 21, 2000. The terms of this plan are generally the same as under the 1997 Plan. At December 31, 2002, there were 3,939,967 shares authorized for issuance under this plan.

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

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

For stock options granted to employees (1,098,000 in 2002, 1,139,000 in 2001 and 407,000 in 2000), the difference, if any, between the exercise price of the stock options and the fair value of the Company’s stock at the date of grant is recorded as deferred compensation on the date of grant. For stock options granted to non-employees, generally for future services (none in 2002, 41,000 in 2001 and 104,000 in 2000), the fair value of the options, estimated using the Black-Scholes valuation model, is initially recorded as deferred stock compensation on the date of grant. As the non-employee fulfills the terms of the option grants, all relating to continued services to the Company, the Company revalues the remaining unvested options, with the change in fair value from period to period represented as an adjustment of compensation expense and deferred stock compensation.

Amortization of deferred stock compensation is as follows:

	Years Ended December 31,
	2002	2001	2000
Cost of goods sold	$7	$90	$131
Research and development	66	205	629
Clinical and regulatory	51	121	174
Sales and marketing	47	250	418
General and administrative	186	670	1,343

	$357	$1,336	$2,695

Activity under stock option plans is as follows:

	2002		2001		2000
	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price
Beginning balance	2,083,000	$3.11	1,283,000	$2.83	1,982,000	$0.21
Granted	1,098,000	$1.01	1,180,000	$3.40	511,000	$6.24
Exercised	(212,000)	$0.23	(220,000)	$0.23	(1,165,000)	$0.24
Cancelled	(553,000)	$2.61	(160,000)	$4.11	(45,000)	$2.05

Ending balance	2,416,000	$2.52	2,083,000	$3.11	1,283,000	$2.83

Exercisable at year-end	853,000	$3.40	719,000	$2.56	317,000	$0.20

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

The options outstanding and currently exercisable by exercise price at December 31, 2002 are as follows:

Options Outstanding and Exercisable				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18–$0.26	252,000	6.0	$0.19	232,000	$0.19
0.61–0.70	1,001,000	9.5	0.07	43,000	0.66
2.70–3.87	661,000	8.6	3.07	249,000	3.12
4.39–4.50	343,000	8.0	4.47	243,000	4.47
7.00	20,000	8.0	7.00	11,000	7.00
$11.84–$12.50	139,000	7.4	11.84	75,000	11.84

	2,416,000	8.5	$2.52	853,000	$3.40

Fair Value Disclosures

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model, using the following assumptions:

	Stock Option Plans			ESPP
	2002	2001	2000	2002	2001
Assumptions:
Risk-free interest rate	3.53%	4.43%	6.30%	2.07%	4.64%
Expected life	4 years	4 years	4 years	0.6 years	0.5 years
Expected volatility	99%	90%	85%	100%	90%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%

Weighted average fair values:
Exercise price less than market price	$—	$2.40	$8.01	$1.12	$2.24
Exercise price equal to market price	$0.71	$2.25	$6.69	$—	$—
Exercise price greater than market price	$—	$0.93	$—	$—	$—

As discussed in Note 2, the Company accounts for its stock-based compensation using the method prescribed by APB No. 25. Had the Company determined its stock-based compensation based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the FAS 123 adjusted amounts indicated below, as amended by SFAS No. 148:

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

		Year Ended December 31,
		2002	2001	2000
Net loss, as reported		$(15,441)	$(15,429)	$(15,779)
Add:	Stock-based employee compensation expense in reorted net income	357	1,336	2,695
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards	(2,072)	(3,497)	(3,359)

Net loss—FAS 123 adjusted		$(17,156)	$(17,590)	$(16,443)

Net loss per share—as reported
	Basic and diluted	$(0.79)	$(0.81)	$(2.27)

Net loss per share—FAS 123 adjusted
	Basic and diluted	$(0.87)	$(0.92)	$(2.37)

401(k) Savings Plan

In October 1999, the Company began a 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate in the 401(k) Plan pursuant to the terms of the Plan. Contributions by the Company are discretionary and no contributions have been made by the Company for the years ended December 31, 2002, 2001, or 2000.

Employee Stock Purchase Plan

Effective September 21, 2000, the Company adopted the 2000 Employee Stock Purchase Plan (ESPP). A total of 400,000 shares of common stock were initially reserved for issuance under this plan. In addition, subject to the Board of Directors’ discretion, on January 1, 2001 and on each anniversary thereafter, the aggregate number of shares reserved for issuances under the ESPP will be increased automatically by the lesser of: 500,000 shares, 1.5% of the outstanding shares of the Company’s Common Stock, or a lesser amount determined by the Board of Directors. During 2002 and 2001, the shares reserved for issuance under the ESPP were increased by 295,000 and 285,000 shares, respectively.

Under the ESPP, eligible employees may have up to 15% of their earnings withheld, subject to certain limitations, to be used to purchase shares of the Company’s common stock. Unless the Board of Directors shall determine otherwise, each offering period provides for consecutive 24-month periods commencing on each May 1 and November 1. Each offering period is comprised of four 6-month purchase periods. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of common stock on the commencement date of each offering period or the fair market value on the last day of the purchase period. During 2002, the shares purchased under the ESPP were 65,000 and 75,000 on May 1 and November 1, respectively.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

NOTE 9—NET LOSS PER SHARE:

Basic and diluted net loss per share is calculated as follows:

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net loss	$(15,441)	$(15,429)	$(15,779)

Denominator:
Weighted average shares outstanding	19,785,000	19,462,000	8,048,000

Weighted average unvested common shares subject to repurchase	(132,000)	(387,000)	(1,103,000)

Weighted average shares used in basic and diluted net loss per share	19,653,000	19,075,000	6,945,000

Net loss per share	$(0.79)	$(0.81)	$(2.27)

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

Equity instruments that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share as their effect is antidilutive are as follows:

	At December 31,
	2002	2001	2000
Unvested common shares (shares subject to repurchase)	34,000	280,000	694,000
Shares issuable upon exercise of stock options	2,416,000	2,083,000	1,283,000
Shares issuable upon exercise of warrants	569,000	569,000	722,000

Total	3,019,000	2,932,000	2,699,000

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

NOTE 10—GEOGRAPHIC SEGMENT INFORMATION

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

Revenue from external customers by geographic area for each of the three years in the period ended December 31, 2002, were as follows (tabular amounts are not in thousands):

	2002	2001	2000
United States	$2,980,000	$3,183,000	$1,156,000
% of total	87.6%	96.0%	100.0%
Europe	$423,000	$134,000	$—
% of total	12.4%	4.0%	0.0%

NOTE 11—INCOME TAXES:

Deferred tax assets consist of the following:

	December 31,
	2002	2001
Deferred tax assets
Depreciation and amortization	$537	$436
Reserves	158	340
Credits	1,015	743
Capitalized start-up costs	596	895
Net operating loss carryforwards	18,855	13,181

	21,161	15,595

Valuation allowance	(21,161)	(15,595)

Net deferred tax assets	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2002 and 2001.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $49,500,000 for federal purposes and $34,700,000 for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2013 for federal purposes and 2006 for state purposes.

The Company has research and development credit carryforwards of approximately $649,000 and $499,000 for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2013. The California credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

NOTE 12—RELATED PARTY TRANSACTIONS:

In 1999, the Company entered into a three-year agreement with John Morgan, then President and CEO of the Company, to loan him $8,500 per month as a reimbursement of housing costs. The total amount loaned under this arrangement at December 31, 2001 was $204,000, and was classified as a long-term related party note receivable on the balance sheet. Upon his resignation in July 2002, this note and $13,000 of related interest receivable were forgiven, and a total amount of $272,000 was recognized as an expense to the Company.

During 2001, the Company entered into three related party notes receivable arrangements with officers of the Company: a $150,000 note receivable from the Chief Medical Officer, which had a two-year maturity date; a $69,000 note receivable the Vice President of Sales, which had a one year maturity date; and a $75,000 note receivable from the Vice President of Engineering, Research and Development, which had a nine-month maturity. Balances at December 31, 2001 related to these notes were $144,000 as short-term receivable, and $150,000 as long term receivable. During 2002, the short-term notes were repaid, and the $150,000 note plus interest receivable was forgiven, based on the original agreement, as amended, and the amount of $168,000 was recognized as an expense to the Company.

NOTE 13—SUBSEQUENT EVENTS:

On February 5, 2003, a civil action was filed against the Company in the District Court of Dallas County, in the State of Texas, alleging that the Plaintiff sustained serious injuries during a Stretta Procedure performed in February 2001, caused by the device being in a defective condition. The Company has no further information on this claim, and believes it to be without merit.

On February 21, 2003, the Company voluntarily recalled a limited number of catheters, which contained material, supplied by one particular, former vendor. This material formed part of the catheter shaft and showed a tendency to degrade over time. If this were to happen during use, there would be a remote possibility of superficial injury to the patient’s esophageal or pharyngeal lining. No injuries have been reported and all unused catheters in the affected lots have been recovered. This recall did not have a material impact on the financial position, results of operations or cash flows of the Company for the year ended December 31, 2002.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Tabular amounts in thousands, except share and per share data)

NOTE 14—QUARTERLY FINANCIAL DATA:

(UNAUDITED)

The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2002. In our opinion, this information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net Sales
2002	$939	$877	$746	$841	$3,403
2001	1,218	568	826	705	3,317
Gross Loss
2002	(144)	(258)	(395)	(291)	(1,088)
2001	(81)	(615)	(456)	(525)	(1,677)
Net Loss
2002	(3,825)	(4,235)	(4,152)	(3,229)	(15,441)
2001	(2,960)	(4,343)	(3,812)	(4,314)	(15,429)
Earnings per Share
2002	(0.20)	(0.22)	(0.21)	(0.16)	(0.79)
2001	(0.16)	(0.23)	(0.20)	(0.22)	(0.81)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the registrant will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A with respect to the 2003 Annual Meeting of Stockholders (the Proxy Statement) and certain information included therein is incorporated herein by reference.

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

Based solely on our review of the copies of such report received by us, or written representations from reporting persons that no Forms 3, 4, or 5 were required of such persons, we believe that during our fiscal year ended December 31, 2002, all reports were timely filed.

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

Item 14.   Controls and Procedures

With the participation of management, our President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer evaluated our disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, our President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in our reports that we file with the Securities and Exchange Commission.

There were no significant changes our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)	1. Financial Statements

The following Consolidated Financial Statements of Curon Medical, Inc. and Report of PricewaterhouseCoopers LLP have been provided as Item 8, above:

Report	of PricewaterhouseCoopers LLP, Independent Accountants.

Consolidated	Balance Sheets at December 31, 2002 and 2001.

Consolidated	Statements of Operations, for the years ended December 31, 2002, 2001, and 2000.

Consolidated	Statements of Stockholders’ Equity (deficit), for the years ended December 31, 2002, 2001, and 2000.

Consolidated	Statements of Cash Flows, for the years ended December 31, 2002, 2001, and 2000.

Notes	to Financial Statements.

Quarterly	Financial Data (unaudited).

2.	Financial Statement Schedules

The financial statement schedule entitled Valuation and Qualifying Accounts is included at page 68 of this Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.	Exhibits

Refer to (c) below.

(B)	Reports on Form 8-K

None

(C)	Exhibits

Exhibit Number	Description
3.3(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Bylaws of the Registrant.

4.1(1)	Specimen common stock certificate of the registrant.

4.3(5)
Preferred Stock Rights Agreement, dated as of October 30, 2001 between Curon Medical, Inc. and Mellon Investor Service, LLC including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1997 Stock Option Plan.

10.3(1)	2000 Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Stockholder Rights Agreement dated August 30, 1999 by and among the registrant and certain stockholders.

10.6(1)	Lease dated August 27, 1997 for office space located at 733 Palomar Avenue, Sunnyvale, California 94086.

10.7(1)	Lease dated May 6, 1998 for office space located at 735 Palomar Avenue, Sunnyvale, California 94086.

10.8(1)	2000 Stock Option Plan.

10.9(1)	Sublease dated April 2, 1999 for office space located at 735 Palomar Avenue, Sunnyvale, California 94086.

10.10(1)	Amendment to Lease, effective April 28, 1999, for office space located at 735 Palomar Avenue, Sunnyvale, California 94086.

10.14*(1)	Technology license agreement between the registrant and Somnus Medical Technologies, Inc. effective December 10, 1998.

10.15(1)	Technology license agreement between the registrant and University of Kansas Medical Research Institute effective February 2000.

10.20(6)	Severance Agreement with John W. Morgan dated July 19, 2002.
10.21	Employment Agreement with Larry C. Heaton II, President and Chief Executive Officer.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (see page 63).

*	Confidential treatment has been requested for certain portions of this Exhibit.
(1)	Filed as an Exhibit to Curon’s Registration Statement on Form S-1 (File No. 333-37866) and incorporated herein by reference.
(2)	Filed as an Exhibit to Curon’s report on 10-Q for the quarter ending March 31, 2001, and incorporated herein by reference.
(3)	Filed as an Exhibit to Curon’s report on 10-Q for the quarter ending June 30, 2001, and incorporated herein by reference.
(4)	Filed as an Exhibit to Curon’s report on 10-Q for the quarter ending September 30, 2001, and incorporated herein by reference.
(5)	Filed as an Exhibit to Curon’s 8-A12G filing on November 9, 2001, and incorporated by reference.
(6)	Filed as an Exhibit to Curon’s report on 10-Q for the quarter ending June 30, 2002, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURON MEDICAL, INC.

By:	/s/ L ARRY C. H EATON II
Larry C. Heaton II President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry C. Heaton II and Alistair F. McLaren, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this report signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/ S / L ARRY C. H EATON II Larry C. Heaton II	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2003

/ S / A LISTAIR F. M C L AREN Alistair F. McLaren	Chief Financial Officer and Vice President of Finance and Administration (Principal Financial Officer)	March 13, 2003

/ S / M ICHAEL B ERMAN Michael Berman	Director	March 13, 2003

/ S / F RED B ROWN Fred Brown	Director	March 13, 2003

/ S / D AVID I. F ANN David I. Fann	Director	March 13, 2003

/ S / A LAN L. K AGANOV Alan L. Kaganov	Director	March 13, 2003

/ S / R OBERT F. K UHLING , J R . Robert F. Kuhling, Jr.	Director	March 13, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Larry C. Heaton II, certify that:

1.	I have reviewed this annual report on Form 10-K of Curon Medical, Inc.,
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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
6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	By:	/s/ LARRY C. HEATON II
Larry C. Heaton II President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alistair F. McLaren, certify that:

1.	I have reviewed this annual report on Form 10-K of Curon Medical, Inc.,
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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
6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13. 2003	By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Larry C. Heaton II, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Curon Medical, Inc. on Form 10-K for the fiscal year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Curon Medical, Inc.

By:	/s/ LARRY C.HEATON II
Larry C. Heaton II President and Chief Executive Officer (Principal Executive Officer)

I, Alistair F. McLaren, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Curon Medical, Inc. on Form 10-K for the fiscal year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Curon Medical, Inc.

By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)

Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors of Curon Medical, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 31, 2003, except for Note 13, as to which the date is February 21, 2003, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) 2 on this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California

January 31, 2003
Except for Note 13, as to which the date is February 21, 2003

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2001, and 2000

(Dollars in Thousands)

	Balance at Beginning of Year	Additions Charged to Earnings	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
December 31, 2002	$20	$20	$(6)	$34
December 31, 2001	15	5	—	20
December 31, 2000	—	15	—	15

Reserve on Related Party Notes Receivable:
December 31, 2002	—	—	—	—
December 31, 2001	64	—	(64)	—
December 31, 2000	73	—	(9)	64

Deferred Tax Valuation Allowance:
December 31, 2002	15,595	5,566	—	21,161
December 31, 2001	9,873	5,722	—	15,595
December 31, 2000	$5,096	$4,777	$—	$9,873