Form 10-Q
period 2003-03-31
CURON MEDICAL INC
filed 2003-05-14
CIK 1114365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

COMMISSION FILE NO. 000-31519

CURON MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0470324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

735 Palomar Avenue
Sunnyvale, CA 94085
(Address of principal executive offices, including zip code)

(408) 733-9910
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of May 13, 2003, 20,104,880 shares of the Registrant’s Common Stock were outstanding.

CURON MEDICAL, INC.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

CURON MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)
	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$9,533	$8,570
Marketable securities	9,701	14,397
Accounts receivable, net of allowance for doubtful accounts of $34 and $34, respectively	436	688
Inventories, net	1,247	1,295
Prepaid expenses and other current assets	934	972

Total current assets	21,851	25,922
Long term investments	1,563	528
Property and equipment, net	687	766
Other assets	21	20

Total assets	$24,122	$27,236

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$172	$191
Accrued liabilities	1,071	882
Notes payable	—	42

Total current liabilities	1,243	1,115
Other liabilities	16	18

Total liabilities	1,259	1,133

Contingencies (Note 4)
Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	90,128	90,128
Deferred stock compensation	(81)	(125)
Accumulated deficit	(66,997)	(63,732)
Treasury stock	(234)	(234)
Accumulated other comprehensive income	27	46

Total stockholders’ equity	22,863	26,103

Total liabilities and stockholders' equity	$24,122	$27,236

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended
	March 31, 2003	March 31, 2002
Revenues	$709	$939
Cost of goods sold	983	983

Gross loss	(274)	(44)

Operating expenses:
Research and development	453	789
Clinical and regulatory	315	418
Sales and marketing	1,402	1,878
General and administrative	920	972

Total operating expenses	3,090	4,057

Operating loss	(3,364)	(4,101)
Interest income	95	278
Other income (expense), net	4	(2)

Net loss	$(3,265)	$(3,825)

Net loss per share, basic and diluted	$(0.16)	$(0.20)

Shares used in computing net loss per share, basic and diluted	19,977	19,407

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended,
	March 31, 2003	March 31, 2002
Cash Flows From Operating Activities
Net loss	$(3,265)	$(3,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136	169
Amortization of acquired technology	—	88
Amortization of stock-based compensation	44	177
Gain on sale of property and equipment	(6)	—
Amortization of premium (accretion of discount) on securities, net	83	(81)
Changes in assets and liabilities:
Accounts receivable, net	252	(25)
Inventories, net	48	192
Prepaid expenses and other current assets	38	126
Accounts payable	(19)	(183)
Accrued liabilities	189	(84)
Other long-term assets and liabilities	(3)	2

Net cash used in operating activities	(2,503)	(3,444)

Cash Flows From Investing Activities
Purchase of property and equipment	(57)	(68)
Sale of property and equipment	6	—
Purchase of marketable securities	(3,101)	(8,449)
Proceeds from maturities of marketable securities	6,660	12,256

Net cash provided by investing activities	3,508	3,739

Cash Flows From Financing Activities
Principal payments on notes payable	(42)	(103)
Payments on related party notes receivable	—	(25)
Proceeds from issuance of common stock	—	6

Net cash used in financing activities	(42)	(122)

Net increase in cash and cash equivalents	963	173
Cash and cash equivalents at beginning of period	8,570	7,509

Cash and cash equivalents at end of period	$9,533	$7,682

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, tabular amounts in thousands, except per share data)

March 31, 2003

NOTE 1.   The Company and Summary of Significant Accounting Policies

The Company

Curon Medical, Inc. (the "Company") was incorporated in the State of Delaware on May 1, 1997. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

The Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. The Company intends to finance its operations primarily through its cash and cash equivalents, marketable securities, future financing and future revenues. The Company currently has enough cash to fund operations for at least the next twelve months. Should additional funding be required at any point in the future, alternative financing will be sought from other sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. There can be no assurance that the Company will be able to obtain such financing, or to obtain it on acceptable terms.

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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC.

Net Loss Per Share

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended March 31,
	2003	2002
Numerator:
Net loss	$(3,265)	$(3,825)

Denominator:
Weighted average shares outstanding	19,994	19,650
Weighted average unvested common shares subject to repurchase	(17)	(243)

Weighted average shares used in basic and diluted net loss per share	19,977	19,407

Net loss per share	$(0.16)	$(0.20)

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

Equity instruments that could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share as their effect is antidilutive, are as follows:

	March 31, 2003	March 31, 2002
Unvested common shares (shares subject to repurchase)	15	232
Shares issuable upon exercise of stock options	3,116	2,035
Shares issuable upon exercise of warrants	569	569

Total	3,700	2,836

Product Warranty

The Company generally warrants its products against defects for a period of one year and records a liability for such product warranty obligations at the time of sale based upon historical experience. The Company also sells separately priced extended warranties to provide additional warranty coverage and recognizes the related revenue on a straight-line basis over the extended warranty period, which is generally one to four years. Costs associated with services performed under the extended warranty obligation are expensed as incurred.

Changes in product warranty obligations, including separately priced extended warranty obligations, for the three months ended March 31, 2003 are as follows:

Balance as of December 31, 2002		$44
Add:
	Accruals for warranties issued	4
	Cost incurred under separately priced extended warranty obligations	—
Less:
	Settlements made	—
	Revenue recognized under separately priced extended warranty	(2)

Balance as of March 31, 2003		$46

Recent Accounting Pronouncements

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

NOTE 2.   Inventories

	March 31, 2003	December 31, 2002
Inventories:
Raw material	$895	$888
Work-in-process	164	97
Finished goods	188	310

Total inventories, net	$1,247	$1,295

NOTE 3.   Deferred Stock Compensation

Stock-based compensation included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2003	2002
Cost of goods sold	$5	$18
Research and development	12	28
Clinical and regulatory	6	18
Sales and marketing	17	23
General and administrative	4	90

	$44	$177

NOTE 4.   Contingencies

In June 2001, a civil action was filed against the Company in the United States District Court, Western District of Kentucky, Louisville Division, alleging that the Plaintiff sustained a nerve injury and damage to his gastrointestinal tract during a Stretta Procedure caused by the defective design and manufacture of the Company’s product. Plaintiff’s allegations against the Company include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantability, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, the subject provided consent to proceed. Plaintiff is seeking a trial by jury and unspecified damages. Trial date is currently set in September 2003, and it is expected that it will be shortly be rescheduled to September 2004. The Company believes Plaintiff’s claim is without merit.

In September 2001, a civil action was filed against a number of defendants, including the Company, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that the Plaintiff sustained injury when undergoing a procedure utilizing the Stretta System, caused by defects in design and manufacture. Plaintiff also alleges negligence in the design, manufacture, advertising and sale of the Stretta System and that its warnings, instructions and directions for use were inadequate. Additional defendants include the treating physicians and the associated medical institutions, whom, it is alleged, were medically negligent in treatment of Plaintiff. Plaintiff is seeking unspecified damages. On January 24, 2003, the Company filed a Motion for Summary Judgment, which was heard on April 22, 2003, and which was granted in part and denied in part.

In June 2002, a civil action was filed against a number of defendants, including the Company, in the Court of Common Pleas, Philadelphia County, in the State of Pennsylvania, alleging that the Plaintiff sustained injury during a Secca Procedure caused by the device being defective and/or in an unreasonably dangerous condition. Plaintiff was a subject in a clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, the subject provided consent to proceed. Additional defendants include the treating physician, the associated medical institution who, it is alleged, were medically negligent in treatment of Plaintiff, and the members of the Institutional Review Board who approved the protocol for the clinical trial. Plaintiff has demanded a trial by jury and unspecified damages. Although the case was moved to the United States District Court for the Eastern District of Pennsylvania, it has since been moved back to State Court on appeal. The Company believes Plaintiff’s claim against the Company is without merit.

In February 2003, a civil action was filed against the Company in the District Court of Dallas County, in the State of Texas, alleging that the Plaintiff sustained serious injuries during a Stretta Procedure performed in February 2001, caused by the device being in a defective condition. Plaintiff alleges that the procedure caused damaging atrial fibrillation and severe esophageal burns despite a contradicting physician report filed at the time of the procedure. The Company believes Plaintiff’s claim to be without merit.

In April 2003, a civil action was filed against the Company in United States District Court for the Northern District of California by Federal Insurance Corporation, the Company's insurance carrier, for rescission, reformation, and restitution in connection with the Company's liability insurance policy. This policy covers, among other things, product liability claims made against the Company by people treated with the Company's product. Because the carrier seeks to rescind the policy, an adverse outcome of this litigation could have a material adverse impact on the Company in part due to the June 2002 Pennsylvania suit described above, which is currently being defended by Federal Insurance. The Company believes the claims by Federal Insurance are without merit and is preparing its defense of the matter.

The above matters are pending and the Company cannot predict whether they will, individually or collectively, have a material effect its business, financial position, results of operations or cash flows.

NOTE 5.   Stock Based Compensation

The Company accounts for its stock-based compensation using the method prescribed by APB No. 25. Had the Company determined its stock-based compensation based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the FAS 123 adjusted amounts indicated below, as amended by SFAS No. 148:

		Quarter Ended March 31,
		2003	2002
Net loss, as reported		$(3,265)	$(3,825)
Add:	Stock-based employee compensation expense in reported net income	44	177
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards	(315)	(460)

Net loss—FAS 123 adjusted		$(3,536)	$(4,108)

Net loss per share—as reported
	Basic and diluted	$(0.16)	$(0.20)

Net loss per share—FAS 123 adjusted
	Basic and diluted	$(0.18)	$(0.21)

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model, using the following assumptions:

	Stock Option Plans		ESPP
	2003	2002	2003	2002
Assumptions:
Risk-free interest rate	2.62%	3.35%	1.43%	2.03%
Expected life	4 years	4 years	0.5 years	0.5 years
Expected volatility	100%	100%	100%	100%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Weighted average fair values:
Exercise price less than market price	$—	$—	$0.26	$1.06
Exercise price equal to market price	$0.48	$2.29	$—	$—
Exercise price greater than market price	$—	$—	$—	$—

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2002.

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to our expectations as the timing of new distributor and product introductions, the timing and extent of clinical trial efforts, our ability to maintain current and planned operations through at least the next 12 months without raising additional funds and the availability of funding, if needed. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in “Factors That May Affect Future Results,” commencing on page 15, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, failure to obtain regulatory approvals as anticipated, a slower rate of market acceptance of our products than expected, increased competition, continued adverse changes in general economic conditions in the United States and internationally, including adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.

Overview

Curon Medical, Inc was incorporated in Delaware in May 1997. We develop, manufacture and market innovative proprietary products for the treatment of gastrointestinal disorders. Our products consist of radiofrequency generators and single-use disposable devices.

Our first product, the Stretta® System, received United States Food and Drug Administration (“FDA”) clearance in April 2000 for the treatment of gastroesophageal reflux disease, or GERD, which affects approximately 14 million U.S. adults on a daily basis. In patients with GERD, acidic stomach contents reflux backward from the stomach into the esophagus, causing a wide range of symptoms and complications, including, most commonly, persistent heartburn and chest pain. Unlike medication, which temporarily suppresses GERD symptoms, our Stretta System applies radiofrequency energy to treat the causes of GERD. Our Stretta System consists of a disposable catheter with needle electrodes and our control module, which is a radiofrequency energy generator. Using the Stretta System, the physician delivers temperature-controlled radiofrequency energy to the muscle of the lower esophageal sphincter and upper portion of the stomach. The delivery of this energy creates thermal lesions that reabsorb over time causing tissue contraction. Clinical studies have shown a significant reduction in GERD symptom scores, esophageal acid exposure, and use of anti-secretory medications following treatment with the Stretta System.

Our second product, the Secca® System , is a radiofrequency energy-based system for treatment of fecal incontinence. Fecal incontinence is caused by damage to the anal sphincter from childbirth, surgery, neurological disease, injury or age, and affects up to 16 million adults in the United States. Using the Secca System, physicians deliver radiofrequency energy to the muscle of the anal canal. Clinical studies have shown a reduction in fecal incontinence symptoms and improvement in quality of life following treatment with the Secca System. In March 2002, we received 510(k) clearance from the FDA to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. We launched the Secca System commercially in June 2002.

We market the Stretta System, as an alternative to anti-reflux surgery, primarily to high volume gastroenterologists and general surgeons who actively perform endoscopy. In the United States, we estimate that there are approximately 4,000 general surgeons and 9,000 gastroenterologists who actively perform endoscopy. We market the Secca System primarily to colon and rectal surgeons and to those general surgeons who perform colorectal surgery. We estimate that there are approximately 1,000 colon and rectal surgeons and approximately 2,000 general surgeons that perform colorectal surgery in the United States.

In addition to a direct sales force, in April 2003 we added a new sales channel by signing on four Manufacturer Representative firms located in the New York, New England, Western Pennsylvania and Mountain States localities, which have added 15 salespeople to sell and market our products in these territories.

Our Stretta System has also received European, Australian and Canadian regulatory approval, and our Secca System has also received regulatory approval in Europe. We opened an office in Belgium in March 2001 to manage distribution of our products in Europe. In March 2003, we entered an agreement with a distributor for the Far East, giving us representation in the countries of the Peoples Republic of China, Taiwan, Hong Kong, South Korea, Singapore, Malaysia, Indonesia, Vietnam, Thailand, India and the Philippines. During the second quarter of 2003, we intend to add distributors in Canada and Central and South America. To date, we have international distribution agreements for the Stretta System in 16 European countries and in South Africa. The Secca System will also be sold through distributors in Europe. The first European Secca Procedures were performed in Germany, Denmark and Italy in March 2002.

We have recently experienced several changes in our senior management team. Larry Heaton joined the Company as President and CEO in January 2003, and also became a member of the Board of Directors. In April 2003, David Smith became our Senior Vice President of Sales and Marketing.

RESULTS OF OPERATIONS

Periods of three months ended March 31, 2003 and 2002.

Revenues

Revenues for the quarter ended March 31, 2003, were $709,000 compared to $939,000 for the same quarter in 2002. The decrease in revenues was primarily due to our ongoing challenges in accomplishing reimbursement for the Stretta procedure. Stretta System products accounted for 89% and Secca System products 11% of the quarter’s revenues. In the same quarter of 2002, all sales were of Stretta System products. The Stretta Control Module and Catheter accounted for 40% and 57%, respectively, of the Stretta product line sales for the quarter ended March 31, 2003, compared to 58% and 37%, respectively, for the same period in 2002. International sales accounted for $69,000 in the first quarter of 2003, compared to $110,000 in the same quarter of 2002.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and disposable devices. We also license a technology used in the generators we sell, and are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Cost of goods sold was $983,000 in both quarters ended March 31, 2003 and 2002. Our sales have not yet reached a level that would absorb our manufacturing capacity to the extent that we would experience positive gross profit. In addition to various cost reduction strategies, lower sales volume reduced our standard cost of goods sold by $83,000 for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. For the period ended March 31, 2002, $151,000 of excess manufacturing capacity was used to support Secca Pilot manufacturing, prior to product commercialization in June 2002. This manufacturing spending was therefore charged to research and development, as compared to the same period in 2003, when all manufacturing spending was directly related to production or production capacity.

Research and development expenses

Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Research and development expenses were $453,000 in the quarter ended March 31, 2003, and $789,000 for the same period in 2002. Expenses were lower in the first quarter of 2003 as compared to the same period in 2002 due primarily to $151,000 of Secca pilot manufacturing expensed in 2002, a patent spending decrease of $51,000 and cost reduction strategies.

Clinical and regulatory expenses

Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Clinical and regulatory expenses were $315,000 in the quarter ended March 31, 2003, and $418,000 for the same period in 2002. Cost reduction strategies and reduced clinical trial activity have reduced expenses in the first quarter of 2003, as compared to the first quarter of 2002. Clinical efforts on the Secca randomized trial began in May 2002, and the related spending has been limited to date, but is anticipated to increase later in the year.

Sales and marketing expenses

Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses were $1.4 million in the quarter ended March 31, 2003 and $1.9 million for the same period in 2002. Cost reduction strategies have reduced expenses in the first quarter of 2003, as compared to the first quarter of 2002.

General and administrative expenses

General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. General and administrative expenses were $920,000 in the quarter ended March 31, 2003, and $972,000 for the same period in 2002. Amortization of stock-based compensation accounted for $3,000 in the quarter ended March 31, 2003, and $90,000 for the same period in 2002. We have similarly implemented cost reduction strategies in the general and administrative area, but decreased spending has been offset by expense increases for the relocation of our new CEO, in the amount of $190,000.

Interest Income, net

During the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002, net interest income decreased by $183,000. The decrease was due to an approximate cash and investment decrease of $14.2 million, and a decrease in investment yields from approximately 4% to 2%. Interest expense was not material.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had $20.6 million in working capital and our primary source of liquidity was $19.2 million in cash and cash equivalents and marketable securities. In addition, we had $1.6 million invested in long-term securities at that date. We intend to finance our operations primarily through our cash and cash equivalents, marketable securities, future financing and future revenues. We believe we have enough cash to fund operations for at least 12 months, and that alternative financing is available, if needed, however, there can be no assurance that such efforts will succeed or that sufficient funds will be made available.

Cash used in operating activities was $2.5 million in the three month period ended March 31, 2003, and $3.4 million for the same period in 2002. Our loss for the first three months of 2003 was $3.3 million, compared to a loss of $3.8 million for the same period in 2002. Due to various cost reduction strategies, our operating expenses for the three months ended March 31, 2003 has decreased by $967,000, as compared to the same period in 2002, and this cash savings was offset by the decrease in interest income of $183,000 and a decrease in sales of $230,000 over the same periods.

Cash provided by investing activities was $3.5 million in the three months ended March 31, 2003, which consisted primarily of proceeds from net maturities and sales of marketable securities. As of March 31, 2003, we had no material commitments for capital expenditures. For the three months ended March 31, 2002, net cash provided by investing activities was $3.7 million, which consisted primarily of proceeds from net maturities and sales of marketable securities.

Cash used in financing activities was $42,000 in the three months ended March 31, 2003, related to payoff of the note payable. For the same period in 2002, cash used in financing activities was $122,000, also primarily related to payments on notes payable in addition to payments of $25,000 on related party notes receivable.

We lease office space under noncancelable operating leases expiring in September 2003. Future minimum payments due under operating leases are $276,000. We plan to lease new space for occupancy starting by September 2003.

We will incur capital expenditures during fiscal 2003 related to our move to new facilities in the third quarter of the year. We expect that our existing capital resources and interest income will enable us to maintain current and planned operations through at least the next 12 months. In the event that we require additional funding at any point in the future, we will seek to raise such additional funding from other sources, including the public equity market, private financings, collaborative arrangements and debt.

In August 2002, we announced that our Board of Directors had authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares of our Common Stock in open market transactions at prices deemed appropriate by Management, and administered pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. We have not repurchased any shares in 2003.

Factors That May Affect Future Results

We may never achieve or maintain significant revenues or profitability.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.4 million in 2002, $15.4 million in 2001, and $15.8 million in 2000, and $3.3 million for the three months ended March 31. 2003. As of March 31, 2003, we had an accumulated deficit of approximately $67.0 million. To date, we have generated limited revenues. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece, however sales of our products have been below our expectations and it is possible that we will never generate significant revenues from product sales. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses for the foreseeable future and these losses may increase. It is possible that we will never achieve profitable operations.

If health care providers are not adequately reimbursed for the procedures, which use our products, or for the products themselves, we may never achieve significant revenues.

Domestic disposable sales continue to lag, primarily due to difficulties encountered by our physician customers in easily obtaining reimbursement for the Stretta procedure on a case-by-case basis. Our strategies of pursuing national reimbursement coverage, focusing on promoting repeat catheter sales and incorporating technical improvements to our systems to reduce treatment times are designed to address these issues and we expect that our revenue from disposables will increase on implementation, but there can be no assurance that this will occur.

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

If we fail to take adequate action to remedy problems that have adversely affected our sales and marketing efforts our future performance may be harmed.

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

We commercially introduced our Stretta System, which consists of a radiofrequency generator and a disposable handheld device, in May 2000. We are highly dependent on Stretta System sales because we anticipate that the Stretta System will account for most of our revenue through at least 2003. To achieve increasing sales, our product must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. The Stretta System represents a significant departure from conventional GERD treatment methods. We believe that, generally, physicians will not adopt our Stretta System unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that the Stretta System provides an effective and attractive alternative to conventional means of treatment for GERD. Currently, there are 12 peer-reviewed journal articles and we are awaiting publication of the Stretta randomized trial. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. For example, we believe that physician adoption rates have been negatively impacted by adverse events and a voluntary market withdrawal, all of which occurred early in the launch of the Stretta System. Future adverse events or recalls would also impact future acceptance rates. Additionally, some of our customers and potential customers also find the 45 minutes necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. If we cannot achieve increasing physician adoption rates of our Stretta System, we may never achieve significant revenues or profitability.

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

Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. Our primary competitors are large medical device manufacturers such as Ethicon Endosurgical and United States Surgical, manufacturers of instrumentation for anti-reflux surgery, and C.R. Bard, which manufactures an endoscopic sewing device for GERD. Other large, established companies have products that may, in the future, provide competition for the Stretta Procedure. These include injectable products for the treatment of GERD, one developed by Boston Scientific, which has a recently been approved by the FDA, and another developed by Medtronic, which is still at an experimental stage. Other, competitive devices may be developed.

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

We do not feel that we compete directly with large pharmaceutical companies, such as AstraZeneca, Takeda Abbott Pharmaceutical, Wyeth Laboratories and Eisai, because candidate patients for Stretta have, by definition, failed, or only partially responded to, drug therapy. However, these companies have an established relationship with the gastroenterology community and over $6 billion in annual U.S. revenues from the proton pump inhibitor drug class. We could be adversely affected if one or more pharmaceutical companies elects to market aggressively against our product, or if a new, more effective, pharmaceutical product is developed. For example, AstraZeneca has developed a new proton pump inhibitor, Nexium, for the treatment of GERD, which doctors may prescribe in lieu of recommending the Stretta Procedure. Further, less expensive, generic drugs have been introduced to treat GERD as AstraZeneca’s patent for Prilosec, the leading prescription medication for the treatment of GERD, expired in 2001. If we cannot compete effectively in this highly competitive market, we may not be able to achieve our expected revenue growth.

We have limited sales and marketing experience, and failure to build and manage our sales force or to market and distribute our products effectively will hurt our revenues and profits.

We have limited sales and marketing experience. As of March 31, 2002, we relied on nine direct sales employees to sell our Stretta System in the United States. In April 2003, we added a new sales channel by signing on four Manufacturers Representative firms located in the New York, New England, Western Pennsylvania and Mountain States localities, which have added 15 salespeople to sell and market our products in these territories. The success of this new sales channel will depend upon a number of factors, many of which are beyond our control, including the willingness of such distributors to prioritize the sale of our products, and their effectiveness in such sales efforts. We have also hired additional senior sales staff to manage these distributors, which will increase our operating expenses.

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

By September 2003, we expect to relocate to new facilities similar in size to what we currently occupy. Although we believe that our current manufacturing facilities are, and our anticipated manufacturing facilities will be, adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand our manufacturing facilities to begin large-scale manufacturing. We cannot provide any assurance that we will be able to establish high volume manufacturing or, if established, that we will be able to manufacture our products in high volumes with commercially acceptable yields. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our Stretta or Secca Systems. Our inability to successfully manufacture or commercialize our devices could have a material adverse effect on our product sales.

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

To date we have international distribution agreements for Europe, Asia, and South Africa. To successfully market our products internationally, we must address many issues with which we have little or no experience. We have obtained regulatory clearance to market the Stretta System in the European Union, Australia and Canada and to market the Secca System in the European Union, but we have not obtained any other international regulatory approvals for other markets or products. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, although contracts already signed with European distributors specify payment in U.S. dollars, future international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

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

We maintain product liability insurance at coverage levels, which we believe to be commercially acceptable, and we re-evaluate annually whether we need to obtain additional product liability insurance. However there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on the same or substantially similar terms, or at all. Our product liability insurance carrier has filed a civil action against us asking for recision of coverage as it relates to one of our product liability lawsuits. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. If the carrier’s suit is successful, we could be required to pay any judgment rendered against us in, or any amounts in settlement of, the underlying product liability action, without the aid of insurance. Additionally, we believe that in the near future we may have to obtain product liability insurance through a new carrier. Even if we obtain new or additional product liability insurance, the premiums may be significantly higher and the coverage limits may be inadequate to cover the extent of our liability.

We have limited protection for our intellectual property. If our intellectual property does not sufficiently protect our products, third parties will be able to compete against us more directly and more effectively.

As of March 31, 2003, we had 47 issued or allowed U.S. patents and 34 pending U.S. patent applications; this includes 21 issued U.S. patents and 15 pending U.S. patent applications licensed in from third-parties. We rely on patent, copyright, trade secret and trademark laws to protect our products, including our Stretta Catheter, our Secca Handpiece and our Curon Control Module, from being duplicated by competitors. However, these laws afford only limited protection. Our patent applications and the notices of allowance we have received may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Patents we have obtained and may obtain in the future may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights do not adequately protect our commercial products, our competitors could develop new products or enhance existing products to compete more directly and effectively with us and harm our product sales and market position.

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

During the quarter ended September 30, 2002, our stock began trading under $1.00. The continued listing standards for inclusion of our stock on the NASDAQ National Market, required that our stock not close below $1.00 for 30 consecutive trading days. As we could not meet this standard, we chose to move our listing to the NASDAQ SmallCap Market. The move to the NASDAQ SmallCap Market could adversely affect the liquidity and price of our stock. As a result, there may be less demand for our stock and we may be unable to raise sufficient capital to fund our operations. Our stock has again begun trading at under $1.00, and if this continues to November 2003 without ten consecutive days trading above $1.00, our stock could be delisted from the NASDAQ SmallCap Market.

Within the next two years, we may have to raise additional funds to continue operations, or sell the company. The terms of either transaction may not be favorable to our stockholders.

Within the next two years we expect we will raise additional funds through the issuance of equity or debt securities in the public or private markets in order to continue operations, or sell the company. Additional financing and merger opportunities may not be available, or if available, may not be on favorable terms. The availability of financing or merger opportunities will depend, in part, on market conditions, which have been depressed as of late. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions.

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

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

In June 2001, a civil action was filed against us in the United States District Court, Western District of Kentucky, Louisville Division, in which the plaintiff alleges that he sustained a nerve injury and damage to his gastrointestinal tract during a Stretta Procedure caused by the defective design and manufacture of our product. Plaintiff’s allegations against us include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantability, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, Plaintiff provided consent to proceed. Plaintiff is seeking a trial by jury and unspecified damages. The trial date is currently set in September 2003, and it is expected that it will be shortly be rescheduled to September 2004. We believe Plaintiff’s claim is without merit.

In September 2001, a civil action was filed against a number of defendants, including Curon, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that the plaintiff sustained injury when undergoing a procedure utilizing the Stretta System, caused by defects in design and manufacture. Plaintiff also alleges negligence in the design, manufacture, advertising and sale of the Stretta System and that its warnings, instructions and directions for use were inadequate. Additional defendants include the treating physicians and the associated medical institutions, whom, it is alleged, were medically negligent in treatment of Plaintiff. Plaintiff is seeking unspecified damages. On January 24, 2003 we filed a Motion for Summary Judgment, which was heard on April 22, 2003, and which was granted in part and denied in part.

In June 2002, a civil action was filed against a number of defendants, including Curon, in the Court of Common Pleas, Philadelphia County, in the State of Pennsylvania, alleging that the plaintiff sustained injury during a Secca Procedure caused by the device being defective and/or in an unreasonably dangerous condition. Plaintiff was a subject in a clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, the subject provided consent to proceed. Additional defendants include the treating physician, the associated medical institution whom, it is alleged, were medically negligent in treatment of Plaintiff, and the members of the Institutional Review Board who approved the protocol for the clinical trial. Plaintiff has demanded a trial by jury and unspecified damages. Although the case was moved to the United States District Court for the Eastern District of Pennsylvania, it has since been moved back to State Court on appeal. The Company believes Plaintiff’s claim against the Company is without merit.

In February 2003, a civil action was filed against us in the District Court of Dallas County, in the State of Texas, alleging that the plaintiff sustained serious injuries during a Stretta Procedure performed in February 2001, caused by the device being in a defective condition. Plaintiff alleges that the procedure caused damaging atrial fibrillation and severe esophageal burns despite a contradicting physician report filed at the time of the procedure. We believe Plaintiff’s claim to be without merit.

In April 2003, a civil action was filed against us in United States District Court for the Northern District of California by Federal Insurance Corporation, our insurance carrier, for rescission, reformation, and restitution in connection with the our liability insurance policy. This policy covers, among other things, product liability claims made against us by people treated with our product. Because the carrier seeks to rescind the policy, an adverse outcome of this litigation could have a material adverse impact on the Company in part due to the June 2002 Pennsylvania suit described above, which is currently being defended by Federal Insurance. We believe the claims by Federal Insurance are without merit and we are preparing our defense of the matter.

Item 5.   Other Information

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit 10.22. Form of Change of Control Agreement.

(b)  There were no reports on Form 8-K during the quarter ended March 31, 2003.

CURON MEDICAL, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURON MEDICAL, INC.
(Registrant)
Date: May 14, 2003	By:	/s/ LARRY C. HEATON II
Larry C. Heaton II President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ALISTAIR F. MCLAREN
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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ LARRY C. HEATON II
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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Larry C. Heaton II, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Curon Medical, Inc. on Form 10-Q for the fiscal quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Curon Medical, Inc.

By:	/s/ LARRY C. HEATON II
Larry C. Heaton II President and Chief Executive Officer (Principal Executive Officer)

I, Alistair F. McLaren, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Curon Medical, Inc. on Form 10-Q for the fiscal quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Curon Medical, Inc.

By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)