Form 10-Q
period 2003-06-30
CURON MEDICAL INC
filed 2003-08-08
CIK 1114365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 7, 2003, 20,104,880 shares of the Registrant’s Common Stock were outstanding.

CURON MEDICAL, INC.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

CURON MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)
	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$8,715	$8,570
Marketable securities	8,773	14,397
Accounts receivable, net	626	688
Inventories, net	1,154	1,295
Prepaid expenses and other current assets	1,082	972

Total current assets	20,350	25,922
Long term investments	—	528
Property and equipment, net	608	766
Other assets	20	20

Total assets	$20,978	$27,236

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$340	$191
Accrued liabilities	1,038	882
Notes payable	265	42

Total current liabilities	1,643	1,115
Other liabilities	14	18

Total liabilities	1,657	1,133

Contingencies (Note 4)
Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	90,133	90,128
Deferred stock compensation	(47)	(125)
Accumulated deficit	(70,572)	(63,732)
Treasury stock	(234)	(234)
Accumulated other comprehensive income	21	46

Total stockholders’ equity	19,321	26,103

Total liabilities and stockholders' equity	$20,978	$27,236

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues	$868	$877	$1,577	$1,816
Cost of goods sold	1,046	1,039	2,029	2,022

Gross loss	(178)	(162)	(452)	(206)

Operating expenses:
Research and development	464	842	917	1,631
Clinical and regulatory	320	429	635	847
Sales and marketing	1,852	1,982	3,254	3,860
General and administrative	829	1,027	1,749	1,999

Total operating expenses	3,465	4,280	6,555	8,337

Operating loss	(3,643)	(4,442)	(7,007)	(8,543)
Interest income	66	203	161	481
Other income, net	2	4	6	2

Net loss	$(3,575)	$(4,235)	$(6,840)	$(8,060)

Net loss per share, basic and diluted	$(0.18)	$(0.22)	$(0.34)	$(0.41)

Shares used in computing net loss per share, basic and diluted	20,055	19,509	20,016	19,458

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Six Months Ended,
	June 30, 2003	June 30, 2002
Cash Flows From Operating Activities
Net loss	$(6,840)	$(8,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269	348
Amortization of acquired technology	—	133
Amortization of stock-based compensation	34	257
(Gain) loss on sale of property and equipment	(6)	24
Amortization of premium (accretion of discount) on securities, net	172	(56)
Changes in assets and liabilities:
Accounts receivable, net	62	(111)
Inventories, net	141	56
Prepaid expenses and other current assets	(110)	111
Accounts payable	149	(67)
Accrued liabilities	156	(27)
Other long-term assets and liabilities	(4)	2

Net cash used in operating activities	(5,977)	(7,390)

Cash Flows From Investing Activities
Purchase of property and equipment	(111)	(195)
Sale of property and equipment	6	—
Purchase of marketable securities	(6,591)	(13,199)
Proceeds from maturities of marketable securities	12,546	20,704

Net cash provided by investing activities	5,850	7,310

Cash Flows From Financing Activities
Principal payments on notes payable	(86)	(229)
Proceeds from issuance of notes payable	309	148
Proceeds from related party notes receivable	—	143
Payments of related party notes receivable	—	(51)
Proceeds from issuance of common stock	49	152

Net cash provided by financing activities	272	163

Net increase in cash and cash equivalents	145	83
Cash and cash equivalents at beginning of period	8,570	7,509

Cash and cash equivalents at end of period	$8,715	$7,592

See accompanying notes to the condensed consolidated financial statements

CURON MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, tabular amounts in thousands, except per share data)

June 30, 2003

NOTE 1.   The Company and Summary of Significant Accounting Policies

The Company

Curon Medical, Inc. (the "Company") was incorporated in the State of Delaware on May 1, 1997. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

The Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. The Company intends to finance its operations primarily through its cash and cash equivalents, marketable securities, future financings and future revenues. The Company currently has enough cash to fund operations for at least the next twelve months. Should additional funding be required at any point in the future, alternative financing will be sought from other sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. There can be no assurance that the Company will be able to obtain such financing, or to obtain it on acceptable terms.

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

Net Loss Per Share

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(3,575)	$(4,235)	$(6,840)	$(8,060)

Denominator:
Weighted average shares outstanding	20,066	19,718	20,030	19,684
Weighted average unvested common shares subject to repurchase	(11)	(209)	(14)	(226)

Weighted average shares used in basic and diluted net loss per share	20,055	19,509	20,016	19,458

Net loss per share	$(0.18)	$(0.22)	$(0.34)	$(0.41)

During 1999, the Company granted to certain employees and non-employees, options which were immediately exercisable into common stock, subject to repurchase by the Company based on the same vesting schedule as the original option. Shares are subject to repurchase at the original option exercise price.

Equity instruments that could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share as their effect is antidilutive, are as follows:

	June 30, 2003	June 30, 2002
Unvested common shares (shares subject to repurchase)	10	198
Shares issuable upon exercise of stock options	3,499	2,061
Shares issuable upon exercise of warrants	569	569

Total	4,078	2,828

Stock Based Compensation

The Company accounts for its stock-based compensation using the method prescribed by APB No. 25. Had the Company determined its stock-based compensation based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the FAS 123 (as amended by SFAS No. 148) adjusted amounts indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
		2003	2002	2003	2002
Net loss, as reported		$(3,575)	$(4,235)	$(6,840)	$(8,060)
Add:	Stock-based employee compensation expense in reorted net income	(10)	80	34	257
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards	(184)	(354)	(426)	(725)

Net loss—FAS 123 adjusted		$(3,769)	$(4,509)	$(7,232)	$(8,528)

Net loss per share—as reported
	Basic and diluted	$(0.18)	$(0.22)	$(0.34)	$(0.41)

Net loss per share—FAS 123 adjusted
	Basic and diluted	$(0.19)	$(0.23)	$(0.36)	$(0.44)

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

Changes in product warranty obligations, including separately priced extended warranty obligations, for the six months ended June 30, 2003 are as follows:

Balance as of December 31, 2002		$44
Add:
	Accruals for warranties issued	52
	Cost incurred under separately priced extended warranty obligations	—
Less:
	Settlements made	(28)
	Revenue recognized under separately priced extended warranty	(3)

Balance as of June 30, 2003		$65

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No 150. “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of SFAS 150 to have a significant impact on the Company’s financial statements.

NOTE 2.   Inventories

	June 30, 2003	December 31, 2002
Inventories:
Raw materials	$853	$888
Work-in-process	112	97
Finished goods	189	310

	$1,154	$1,295

NOTE 3.   Deferred Stock Compensation

Stock-based compensation included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cost of goods sold	$3	$(30)	$8	$(12)
Research and development	5	18	17	46
Clinical and regulatory	5	14	11	32
Sales and marketing	(25)	(18)	(8)	5
General and administrative	2	96	6	186

	$(10)	$80	$34	$257

NOTE 4.   Contingencies

In June 2001, a civil action was filed against the Company in the United States District Court, Western District of Kentucky, Louisville Division, alleging that the Plaintiff sustained a vagal nerve injury and damage to his gastrointestinal tract during a Stretta Procedure caused by the defective design and manufacture of the Company’s product. Plaintiff’s allegations against the Company include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantability, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, the subject provided consent to proceed. Plaintiff is seeking a trial by jury and unspecified damages. Trial date is currently set in August 2004. The Company believes Plaintiff’s claim is without merit.

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

In February 2003, a civil action was filed against the Company in the District Court of Dallas County, in the State of Texas, alleging that the Plaintiff sustained serious injuries during a Stretta Procedure performed in February 2001, caused by the device being in a defective condition. Since the original filing, both the treating physician and his institution have been added to the complaint. Plaintiff alleges that the procedure caused damaging atrial fibrillation and severe esophageal burns despite a contradicting physician report filed at the time of the procedure. The Company believes Plaintiff’s claim to be without merit.

In April 2003, a civil action was filed against the Company in United States District Court for the Northern District of California by Federal Insurance Corporation, the Company’s insurance carrier, for rescission, reformation, and restitution in connection with the Company’s liability insurance policy. This policy covers, among other things, product liability claims made against the Company by people treated with the Company’s product. Because the carrier seeks to rescind the policy, an adverse outcome of this litigation could have a material adverse impact on the Company in part due to the June 2002 Pennsylvania suit described above, which is currently being defended by Federal Insurance. The Company believes the claims by Federal Insurance are without merit and is preparing its defense of the matter.

The above matters are pending and the Company cannot predict whether they will, individually or collectively, have a material effect on its business, financial position, results of operations or cash flows.

In September 2001, a civil action was filed against a number of defendants, including the Company, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that the Plaintiff sustained injury when undergoing a procedure utilizing the Stretta System, caused by defects in design and manufacture. This matter was amicably resolved in July 2003 without material financial impact to the Company.

NOTE 6.   Subsequent Event

The Company signed a noncancelable operating lease on July 3, 2003 for office, research and development, and manufacturing space in Fremont, California. This lease has a term of 38 months and will begin September 1, 2003. Future minimum lease payments, relating to this lease as of its inception, are as follows:

Remainder of 2003	$—
2004	309
2005	377
2006	318

Total future minimum operating lease payments	$1,004

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2002.

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to our expectations as to the timing of new distributor and product introductions, the timing and extent of clinical trial efforts, our ability to maintain current and planned operations through at least the next 12 months without raising additional funds and the availability of funding, if needed. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in “Factors That May Affect Future Results,” commencing on page 15, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, failure to obtain regulatory approvals as anticipated, a slower rate of market acceptance of our products than expected, increased competition, continued adverse changes in general economic conditions in the United States and internationally, including adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.

Overview

Curon Medical, Inc was incorporated in Delaware in May 1997. We develop, manufacture and market innovative proprietary products for the treatment of gastrointestinal disorders. Our products consist of radiofrequency generators and single-use disposable devices for use with our radiofrequency generators.

Our first product, the Stretta® System, received United States Food and Drug Administration (“FDA”) clearance in April 2000 for the treatment of gastroesophageal reflux disease, or GERD, which affects approximately 14 million U.S. adults on a daily basis. In patients with GERD, acidic stomach contents reflux backward from the stomach into the esophagus, causing a wide range of symptoms and complications, including, most commonly, persistent heartburn and chest pain. Unlike medication, which temporarily suppresses GERD symptoms, our Stretta System applies radiofrequency energy to treat the causes of GERD. Our Stretta System consists of a disposable catheter with needle electrodes and our Stretta control module, which is a radiofrequency energy generator. Using the Stretta System, the physician delivers temperature-controlled radiofrequency energy to the muscle of the lower esophageal sphincter and upper portion of the stomach. The delivery of this energy creates thermal lesions that reabsorb over time causing tissue contraction. Clinical studies have shown a significant reduction in GERD symptom scores, esophageal acid exposure, and use of anti-secretory medications following treatment with the Stretta System.

Our second product, the Secca® System , is a radiofrequency energy-based system for treatment of fecal incontinence. Fecal incontinence is caused by damage to the anal sphincter from childbirth, surgery, neurological disease, injury or age, and affects up to 16 million adults in the United States. The Secca System consists of a disposable handpiece with needle electrodes and the Secca control module, which is a radiofrequency energy generator. Using the Secca System, physicians deliver radiofrequency energy to the muscle of the anal canal. Clinical studies have shown a reduction in fecal incontinence symptoms and improvement in quality of life following treatment with the Secca System. In March 2002, we received 510(k) clearance from the FDA to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. In June 2002, we started a limited commercial release of the Secca System and, in June 2003, we launched the Secca System on a full commercial basis.

We market the Stretta System, as an alternative to anti-reflux surgery, primarily to high volume gastroenterologists and general surgeons who actively perform endoscopy. In the United States, we estimate that there are approximately 4,000 general surgeons and 9,000 gastroenterologists who actively perform endoscopy. We market the Secca System primarily to colon and rectal surgeons and to those general surgeons who perform colorectal surgery. We estimate that there are approximately 1,000 colon and rectal surgeons and approximately 2,000 general surgeons who perform colorectal surgery in the United States.

In addition to a direct sales force, in the second quarter of 2003 we added a new sales channel by engaging 14 Manufacturer Representative firms, which have added 37 salespeople to sell and market our products, on a part time basis, across the United States.

Our Stretta System has also received European, Australian and Canadian regulatory approval, and our Secca System has also received regulatory approval in Europe. We incorporated a subsidiary company in Belgium in March 2001 to manage distribution of our products in Europe, the Middle East and Africa. In March 2003, we entered into an agreement with a distributor for the Far East, giving us representation in the countries of the Peoples Republic of China, Taiwan, Hong Kong, South Korea, Singapore, Malaysia, Indonesia, Vietnam, Thailand, India and the Philippines. To date, we have international distribution agreements for the Stretta System in 16 European and Middle Eastern countries and in South Africa. The Secca System will also be sold through distributors in Europe. The first European Secca Procedures were performed in Germany, Denmark and Italy in March 2002, as part of our clinical trials. The first commercial European Secca procedure was performed in March 2003.

The American Medical Association recently issued a Category III CPT code for the Stretta procedure to take effect January 1, 2004, which will make it easier for physicians to code for the procedure from that date, and we anticipate that a CPT I code will be published in July 2004 to take effect in January 2005.

We have recently experienced several changes in our senior management team. Larry C. Heaton II joined the Company as President and CEO in January 2003, and also became a member of the Board of Directors. In April 2003, David Smith became our Senior Vice President of Sales and Marketing.

RESULTS OF OPERATIONS

Periods of three and six months ended June 30, 2003 and 2002.

Revenues

Revenues for the quarter ended June 30, 2003 were $868,000, compared to $877,000 for the same quarter in 2002. Stretta System products accounted for 90% and Secca System products 10% of the quarter’s revenues. In the second quarter of 2002, Stretta System products accounted for 94%, and the first commercial sales of Secca System products were 6% of the quarter’s revenues. The Stretta Control Module and Catheter accounted for 46% and 50%, respectively, of the Stretta product line sales for the quarter ended June 30, 2003, compared to 50% and 46%, respectively, for the same period in 2002. International sales accounted for $61,000 in the quarter ended June 30, 2003, compared to $121,000 in the same quarter of 2002. Revenues for the six months ended June 30, 2003 were $1,577,000, compared to $1,816,000 for the same period in 2002. The decrease in revenues for both the three and six months periods ending June 30, 2003, as compared to the same periods in 2002, was primarily due to our ongoing challenges in receiving favorable coverage decisions from both public and private carriers on a state-by-state basis for the Stretta procedure. Stretta System products accounted for 90% and Secca System products 10% of the revenues for the six months ended June 30, 2003, as compared to 97% and 3%, respectively, for the same period in 2002. The Stretta Control Module and Catheter accounted for 43% and 53%, respectively, of the Stretta product line sales for the six months ended June 30, 2003, as compared to 55% and 42%, respectively, for the same period in 2002. International sales accounted for $131,000 in the six months ended June 30, 2003, compared to $231,000 for the same period in 2002. The international sales in 2002 are higher due to the sale of demonstration equipment to new distributors during that year.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and disposable devices. We also license a technology used in the generators we sell, and are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Cost of goods sold was $1.0 million in the quarters ended June 30, 2003 and 2002. For the six months ended June 30, 2003 and 2002, cost of goods sold was $2.0 million. Our sales have not yet reached a level that would absorb our manufacturing capacity to the extent that we would experience positive gross profit. For the quarter and six months ended June 30, 2003, cost of goods sold decreased due to increased production efficiencies and lower component costs, as compared to the same periods in 2002. For the quarter and six months ended June 30, 2002, $84,000 and $235,000, respectively, of excess manufacturing capacity was used to support Secca Pilot manufacturing, prior to product commercialization in June 2002. This manufacturing spending was therefore charged to research and development, as compared to the same periods in 2003, when all manufacturing spending was directly related to production or production capacity.

Research and development expenses

Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Research and development expenses were $464,000 in the quarter ended June 30, 2003, and $842,000 for the same period in 2002. Expenses were lower in the quarter ended June 30, 2003, as compared to the same period in 2002, due primarily to $84,000 of pilot manufacturing expensed in 2002, patent spending decreases of $154,000 and cost reduction strategies. For the six months ended June 30, 2003, research and development expenses were $917,000, and $1.6 million for the same period in 2002. Expenses were lower in the first six months of 2003, as compared to the same period in 2002, due primarily to $235,000 of Secca pilot manufacturing expensed in 2002, patent spending decreases of $205,000 and cost reduction strategies.

Clinical and regulatory expenses

Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Clinical and regulatory expenses were $320,000 in the quarter ended June 30, 2003, and $429,000 for the same period in 2002. For the six months ended June 30, 2003, clinical and regulatory expenses were $635,000, and $847,000 for the same period in 2002. Cost reduction strategies and reduced clinical trial activity have reduced expenses in the quarter and six months ended June 30, 2003, as compared to the same periods in 2002. Clinical efforts on the Secca randomized trial began in May 2002, and the related spending has been limited to date, but is anticipated to increase later in the year.

Sales and marketing expenses

Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses were $1.9 million in the quarter ended June 30, 2003 and $2.0 million for the same period in 2002. For the six months ended June 30, 2003, sales and marketing expenses were $3.3 million and $3.9 million for the same period in 2002. Cost reduction strategies have reduced expenses in the quarter and six months ended June 30, 2003, as compared to the same periods in 2002.

General and administrative expenses

General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. General and administrative expenses were $829,000 in the quarter ended June 30, 2003, and $1.0 million for the same period in 2002. For the six months ended June 30, 2003, general and administrative expenses were $1.7 million, and $2.0 million for the same period in 2002. For the six months ended June 30, 2003, amortization of stock-based compensation was $6,000, and $186,000 for the same period in 2002. We have similarly implemented cost reduction strategies in the general and administrative area, but decreased spending has been offset by expense increases for the relocation of our new CEO, in the amount of $190,000 for the six months ended June 30, 2003.

Interest Income, net

During the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002, net interest income decreased by $137,000. For the six months ended June 30, 2003, compared to the same period in 2002, net interest income decreased by $320,000. The decrease was due to a cash and investment decrease of approximately $13.9 million, and a decrease in investment yields from approximately 4% to 2%. Interest expense was not material for any period presented.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had $18.7 million in working capital and our primary source of liquidity was $17.5 million in cash and cash equivalents and marketable securities, compared to $24.8 million and $23.0 million as of December 31, 2002, respectively, with an additional $528,000 invested in long-term securities at that date. We intend to finance our operations primarily through our cash and cash equivalents, marketable securities, future financing and future revenues. We believe we have enough cash to fund operations for at least 12 months, and that alternative financing is available, if needed, however, there can be no assurance that such efforts will succeed or that sufficient funds will be made available.

Cash used in operating activities was $6.0 million in the six month period ended June 30, 2003, and $7.4 million for the same period in 2002. Our loss for the first six months of 2003 was $6.8 million, compared to a loss of $8.1 million for the same period in 2002. Due to various cost reduction strategies, our operating expenses for the six months ended June 30, 2003 have decreased by $1.8 million, as compared to the same period in 2002, and this cash savings was offset by the decrease in interest income of $320,000 and a decrease in sales of $239,000 over the same periods.

Cash provided by investing activities was $5.9 million in the six months ended June 30, 2003, which consisted primarily of proceeds from net maturities and sales of marketable securities, and was reduced by investment in property and equipment of $111,000. As of June 30, 2003, we had no material commitments for capital expenditures. For the six months ended June 30, 2002, net cash provided by investing activities was $7.3 million, which consisted primarily of proceeds from net maturities and sales of marketable securities, reduced by investment in property and equipment of $195,000.

Cash provided by financing activities was $272,000 in the six months ended June 30, 2003, related to the financing of our business insurance in the amount of $309,000 and sales of stock through employee stock compensation plans of $49,000, offset by payments of notes payable in the amount of $86,000. For the same period in 2002, cash provided by financing activities was $163,000, primarily related to sales of stock in the amount of $152,000 and net payments on notes payable of $81,000 offset by net payment of notes receivable of $92,000.

We lease office, research and development, and manufacturing space under noncancelable operating leases expiring in September 2003, with future minimum payments due of $138,000. In July 2003, we signed a 38 month, noncancelable operating lease for new office, research and development, and manufacturing space, which will commence on September 1, 2003. Rental rates for the new lease are 60% of the expiring lease, and provide 60% additional space. Future minimum payments under this new lease are as follows:

Remainder of 2003	$—
2004	309
2005	377
2006	318

Total future minimum operating lease payments	$1,004

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

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No 150. “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of SFAS 150 to have a significant impact on our financial statements.

Factors That May Affect Future Results

We may never achieve or maintain significant revenues or profitability.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.4 million in 2002, $15.4 million in 2001, $15.8 million in 2000, and $6.8 million for the six months ended June 30, 2003. As of June 30, 2003, we had an accumulated deficit of approximately $70.6 million. To date, we have generated limited revenues. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece, however sales of our products have been below our expectations and it is possible that we will never generate significant revenues from product sales. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses for the foreseeable future and these losses may increase. It is possible that we will never achieve profitable operations.

If health care providers are not adequately reimbursed for the procedures, which use our products, or for the products themselves, we may never achieve significant revenues.

Domestic disposable sales continue to lag, primarily due to difficulties encountered by our physician customers in easily obtaining reimbursement for the Stretta procedure on a case-by-case basis. Our strategies of pursuing state-by-state and also selected national reimbursement coverage, focusing on promoting repeat catheter sales and incorporating technical improvements to our systems to reduce treatment times are designed to address these issues and we expect that our revenue from disposables will increase on implementation, but there can be no assurance that this will occur.

Although the Center for Medicare and Medicaid Services (CMS) granted a new specific APC Code, designating higher facility reimbursement levels for the Stretta Procedure for Medicare purposes on October 1, 2001, there is no assurance that local Medicare or private payers will pay for this procedure. Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta Procedure or the products. To date, only a limited number of private third-party payers have agreed to reimburse for the cost of the Stretta Procedure or products. Until a sufficient amount of positive peer-reviewed clinical data has been published, insurance companies and other payers may refuse to provide reimbursement for the cost of the Stretta Procedure or may reimburse at levels that are not acceptable to providers. Some payers may refuse adequate reimbursement even upon publication of peer-reviewed data. If users of our products cannot obtain sufficient reimbursement from health care payers for the Stretta Procedure or the Stretta System disposables, then it is unlikely that our products will ever achieve significant market acceptance. The Secca Procedure has not yet received any coding decision and there is little data yet regarding the willingness of third-party health care payers to reimburse the costs of the procedure. We cannot assure you that the procedure will ever be reimbursed. Failure to achieve reimbursement will have a serious negative effect on our revenues.

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

We commercially introduced our Stretta System, which consists of a radiofrequency generator and a disposable handheld device, in May 2000. We are highly dependent on Stretta System sales because we anticipate that the Stretta System will account for most of our revenue through at least 2003. To achieve increasing sales, our product must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. The Stretta System represents a significant departure from conventional GERD treatment methods. We believe that, generally, physicians will not adopt our Stretta System unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that the Stretta System provides an effective and attractive alternative to conventional means of treatment for GERD. Currently, there are 17 peer-reviewed journal articles and we are awaiting publication of the Stretta randomized trial in September 2003. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. For example, we believe that physician adoption rates have been negatively impacted by adverse events which occurred early in the launch of the Stretta System. Future adverse events or recalls would also impact future acceptance rates. Additionally, some of our customers and potential customers also find the 45 minutes necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. If we cannot achieve increasing physician adoption rates of our Stretta System, we may never achieve significant revenues or profitability.

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

Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. Our primary competitors are large medical device manufacturers such as Ethicon Endosurgical and United States Surgical, manufacturers of instrumentation for anti-reflux surgery, and C.R. Bard, which manufactures an endoscopic sewing device for GERD. Other large, established companies have products that may, in the future, provide competition for the Stretta Procedure. These include injectable products for the treatment of GERD, one developed by Boston Scientific, which has a recently been approved by the FDA, and another developed by Medtronic, which is still at an experimental stage. Other competitive devices may be developed.

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

We do not feel that we compete directly with large pharmaceutical companies, such as AstraZeneca, Takeda Abbott Pharmaceutical, Wyeth Laboratories and Eisai, because candidate patients for Stretta have, by definition, failed, or only partially responded to, drug therapy. However, these companies have an established relationship with the gastroenterology community and generate over $6 billion in annual U.S. revenues from the proton pump inhibitor drug class. We could be adversely affected if one or more pharmaceutical companies elects to market aggressively against our product, or if a new, more effective, pharmaceutical product is developed. For example, AstraZeneca has developed a new proton pump inhibitor, Nexium, for the treatment of GERD, which doctors may prescribe in lieu of recommending the Stretta Procedure. Further, less expensive, generic drugs have been introduced to treat GERD as AstraZeneca’s patent for Prilosec, the leading prescription medication for the treatment of GERD, expired in 2001. If we cannot compete effectively in this highly competitive market, we may not be able to achieve our expected revenue growth.

We have limited sales and marketing experience, and failure to build and manage our sales force or to market and distribute our products effectively will hurt our revenues and profits.

We have limited sales and marketing experience. As of June 30, 2003, we relied on eight direct sales employees to sell our Stretta System in the United States. In quarter ended June 30, 2003, we added a new sales channel by engaging on 14 Manufacturers Representative firms, which added 37 salespeople to sell and market our products across the United States. The success of this new sales channel will depend upon a number of factors, many of which are beyond our control, including the willingness of such distributors to prioritize the sale of our products, and their effectiveness in such sales efforts. We have also hired additional senior sales staff to manage these distributors, which will increase our operating expenses.

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

Due to the termination of the lease for our current facilities, we will relocate in August to a new building. Although we believe that these new manufacturing facilities are adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand our manufacturing facilities to begin large-scale manufacturing. We cannot provide any assurance that we will be able to establish high volume manufacturing or, if established, that we will be able to manufacture our products in high volumes with commercially acceptable yields. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our Stretta or Secca Systems. Our inability to successfully manufacture or commercialize our devices could have a material adverse effect on our product sales.

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

Our manufacturing processes are required to comply with the quality system regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. Our first QSR inspection was in March 2001, and we recently were inspected in July 2003. There were no significant findings from either inspection. If we fail any future QSR inspections, our operations could be disrupted and our manufacturing delayed. Failure to take corrective action in response to a QSR inspection could force a shut-down of our manufacturing operations and a recall of our products, which would have a material adverse effect on our product sales, revenues, and expected revenues and profitability. Furthermore, we cannot assure you that our key component suppliers are, or will continue to be, in compliance with applicable regulatory requirements, will not encounter any manufacturing difficulties, or will be able to maintain compliance with regulatory requirements. Any such event could have a material adverse effect on our available inventory and product sales.

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

As of June 30, 2003, we had 49 issued or allowed U.S. patents and 32 pending U.S. patent applications; this includes 22 issued U.S. patents and 14 pending U.S. patent applications licensed in from third-parties. In addition, as of June 30, 2003, we had six patent applications pending in the European Patent Office and two patent applications pending in the Japanese Patent Office. Curon owns all of these applications. We rely on patent, copyright, trade secret and trademark laws to protect our products, including our Stretta Catheter, our Secca Handpiece and our Curon Control Module, from being duplicated by competitors. However, these laws afford only limited protection. Our patent applications and the notices of allowance we have received may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Patents we have obtained and may obtain in the future may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights do not adequately protect our commercial products, our competitors could develop new products or enhance existing products to compete more directly and effectively with us and harm our product sales and market position.

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

Within the next two years we expect we will raise additional funds through the issuance of equity or debt securities, or a combination thereof, in the public or private markets in order to continue operations, or sell the company. Additional financing and merger opportunities may not be available, or if available, may not be on favorable terms. The availability of financing or merger opportunities will depend, in part, on market conditions, which have been depressed as of late. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions.

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

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

In June 2001, a civil action was filed against us in the United States District Court, Western District of Kentucky, Louisville Division, in which the plaintiff alleges that he sustained a nerve injury and damage to his gastrointestinal tract during a Stretta Procedure caused by the defective design and manufacture of our product. Plaintiff’s allegations against us include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantability, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, Plaintiff provided consent to proceed. Plaintiff is seeking a trial by jury and unspecified damages. The trial date is currently set in August 2004. We believe Plaintiff’s claim is without merit.

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

In February 2003, a civil action was filed against us in the District Court of Dallas County, in the State of Texas, alleging that the plaintiff sustained serious injuries during a Stretta Procedure performed in February 2001, caused by the device being in a defective condition. Since the original filing, both the treating physician and his institution have been added to the complaint. Plaintiff alleges that the procedure caused damaging atrial fibrillation and severe esophageal burns despite a contradicting physician report filed at the time of the procedure. We believe Plaintiff’s claim to be without merit.

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

In September 2001, a civil action was filed against a number of defendants, including Curon, in the Superior Court of the State of California in and for the City and County of Santa Clara, alleging that the plaintiff sustained injury when undergoing a procedure utilizing the Stretta System, caused by defects in design and manufacture. This matter was amicably resolved in July 2003 without material financial impact on Curon.

Item 4.   Submission of Matters to a Vote of Security Holders

We held an annual meeting on May 9, 2003. The first item of business was the election of one Class I director, and two Class III directors. The nominees were elected were Larry C. Heaton II as Class I director and Michael Berman and Fred L. Brown as Class III directors. All nominees were elected by a majority of votes present at the meeting as follows:

Name	Class For	Votes	Votes Withheld
Larry C. Heaton II	I	13,106,925	138,855
Michael Berman	III	13,106,925	138,855
Fred L. Brown	III	13,106,925	138,855

The appointment of PricewaterhouseCoopers, LLP as our independent accountants for the year ended December 31, 2003, was ratified with 13,237,352 votes in favor, 7,127 against and 1,300 abstentions. There were no votes withheld.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number	Description
31.1	Chief Executive Officer's Certification Pursuant to 15 U.S.C. Section 7241

31.2	Chief Financial Officer's Certification Pursuant to 15 U.S.C. Section 7241

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

During the quarter ended June 30, 2003, we filed a Current Report on Form 8-K dated April 17, 2003, reporting under Items 7 and 9 the issuance of a press release (Exhibit 99.1 to such filing) announcing the results for the quarter ended March 31, 2003.

CURON MEDICAL, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURON MEDICAL, INC.
(Registrant)
Date: August 8, 2003	By:	/s/ LARRY C. HEATON II
Larry C. Heaton II President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Finanical Officer)