Form 10-Q
period 2003-09-30
CURON MEDICAL INC
filed 2003-11-12
CIK 1114365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

46117 Landing Parkway

Fremont, CA 94538

(Address of principal executive offices, including zip code)

(510) 661-1800

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

As of November 11, 2003, 20,200,132 shares of the Registrant’s Common Stock were outstanding.

CURON MEDICAL, INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CURON MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$7,340	$8,570
Marketable securities	6,353	14,397
Accounts receivable, net	496	688
Inventories, net	1,025	1,295
Prepaid expenses and other current assets	934	972

Total current assets	16,148	25,922

Long term investments	—	528
Property and equipment, net	842	766
Other assets	125	20

Total assets	$17,115	$27,236

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$416	$191
Accrued liabilities	1,032	882
Notes payable	133	42

Total current liabilities	1,581	1,115

Other liabilities	38	18

Total liabilities	1,619	1,133

Contingencies (Note 4)

Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	90,163	90,128
Deferred stock compensation	(22)	(125)
Accumulated deficit	(74,438)	(63,732)
Treasury stock	(234)	(234)
Accumulated other comprehensive income	7	46

Total stockholders’ equity	15,496	26,103

Total liabilities and stockholders’ equity	$17,115	$27,236

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenues	$783	$746	$2,360	$2,562
Cost of goods sold	1,172	1,045	3,201	3,067

Gross loss	(389)	(299)	(841)	(505)

Operating expenses:
Research and development	490	630	1,407	2,261
Clinical and regulatory	470	491	1,105	1,338
Sales and marketing	1,684	1,701	4,938	5,561
General and administrative	865	1,197	2,614	3,196

Total operating expenses	3,509	4,019	10,064	12,356

Operating loss	(3,898)	(4,318)	(10,905)	(12,861)

Interest income	43	150	204	631
Other income (expense), net	(11)	16	(5)	18

Net loss	$(3,866)	$(4,152)	$(10,706)	$(12,212)

Net loss per share, basic and diluted	$(0.19)	$(0.21)	$(0.53)	$(0.62)

Shares used in computing net loss per share, basic and diluted	20,100	19,774	20,044	19,564

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended,
	September 30, 2003	September 30, 2002
Cash Flows From Operating Activities
Net loss	$(10,706)	$(12,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	393	534
Forgiveness of related party notes receivable	—	419
Amortization of acquired technology	—	133
Amortization of stock-based compensation	87	194
Loss on sale or disposal of property and equipment	20	24
Amortization of premium (accretion of discount) on securities, net	233	(103)
Changes in assets and liabilities:
Accounts receivable, net	192	44
Inventories, net	270	7
Prepaid expenses and other current assets	38	(236)
Accounts payable	225	192
Accrued liabilities	150	(133)
Other long-term assets and liabilities	(85)	3

Net cash used in operating activities	(9,183)	(11,134)

Cash Flows From Investing Activities
Purchase of property and equipment	(496)	(259)
Proceeds from the sale of property and equipment	7	—
Purchase of marketable securities	(6,591)	(18,125)
Proceeds from maturities of marketable securities	14,891	30,429

Net cash provided by investing activities	7,811	12,045

Cash Flows From Financing Activities
Principal payments on notes payable	(218)	(262)
Proceeds from issuance of notes payable	309	140
Proceeds from related party notes receivable	—	143
Payments of related party notes receivable	—	(55)
Proceeds from issuance of common stock	51	176
Purchase of treasury stock	—	(117)

Net cash provided by financing activities	142	25

Net increase (decrease) in cash and cash equivalents	(1,230)	936
Cash and cash equivalents at beginning of period	8,570	7,509

Cash and cash equivalents at end of period	$7,340	$8,445

See accompanying notes to the condensed consolidated financial statements

CURON MEDICAL, INC.

NOTES TO CONDENSED CONSOLID ATED FINANCIAL STATEMENTS

(Unaudited, tabular amounts in thousands, except per share data)

September 30, 2003

NOTE 1. The Company and Summary of Significant Accounting Policies

The Company

Curon Medical, Inc. (the “Company”) was incorporated in the State of Delaware on May 1, 1997. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

The Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. The Company intends to finance its operations primarily through its cash and cash equivalents, marketable securities, future financings and future revenues. Management believes, if revenues increase and operating costs are controlled, the Company currently has enough cash to fund operations for at least the next twelve months. Should additional funding be required at any point in the future, alternative financing will be sought from various possible sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. There can be no assurance that the Company will be able to obtain such financing, or to obtain it on acceptable terms. If the Company is unable to raise additional funds, operations will need to be substantially reduced in order to conserve working capital.

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

Net Loss Per Share

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(3,866)	$(4,152)	$(10,706)	$(12,212)

Denominator:
Weighted average shares outstanding	20,106	19,816	20,055	19,728
Weighted average unvested common shares subject to repurchase	(6)	(42)	(11)	(164)

Weighted average shares used in basic and diluted net loss per share	20,100	19,774	20,044	19,564

Net loss per share	$(0.19)	$(0.21)	$(0.53)	$(0.62)

During 1999, the Company granted to certain employees and non-employees, options which were immediately exercisable into common stock, subject to repurchase by the Company until vested. Shares are subject to repurchase at the original option exercise price.

Equity instruments that could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share as their effect is antidilutive, are as follows:

	September 30, 2003	September 30, 2002
Unvested common shares (shares subject to repurchase)	4	40
Shares issuable upon exercise of stock options	3,647	2,617
Shares issuable upon exercise of warrants	569	569

Total	4,220	3,226

Stock Based Compensation

The Company accounts for its stock-based compensation using the method prescribed by APB No. 25. Had the Company determined its stock-based compensation based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the FAS 123 (as amended by SFAS No. 148) adjusted amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(3,866)	$(4,152)	$(10,706)	$(12,212)
Add: Stock-based employee compensation expense (benefit) in reported net income	53	(63)	87	194
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(260)	(682)	41	(668)

Net loss—FAS 123 adjusted	$(4,073)	$(4,897)	$(10,578)	$(12,686)

Net loss per share—as reported
Basic and diluted	$(0.19)	$(0.21)	$(0.53)	$(0.62)

Net loss per share—FAS 123 adjusted
Basic and diluted	$(0.20)	$(0.25)	$(0.53)	$(0.65)

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

Changes in product warranty obligations, including separately priced extended warranty obligations, for the nine months ended September 30, 2003 are as follows:

Balance as of December 31, 2002	$44
Add:
Accruals for warranties issued	56
Cost incurred under separately priced extended warranty obligations	—
Less:
Settlements made	(35)
Revenue recognized under separately priced extended warranty obligations	(6)

Balance as of September 30, 2003	$59

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

NOTE 2. Inventories

	September 30, 2003	December 31, 2002
Inventories:
Raw materials	$694	$888
Work-in-process	177	97
Finished goods	154	310

Total inventories, net	$1,025	$1,295

NOTE 3. Deferred Stock Compensation

Stock-based compensation included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cost of goods sold	$4	$9	$12	$(3)
Research and development	6	3	23	49
Clinical and regulatory	34	13	45	45
Sales and marketing	8	21	—	26
General and administrative	1	(109)	7	77

	$53	$(63)	$87	$194

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

In April 2003, a civil action was filed against the Company in United States District Court for the Northern District of California by Federal Insurance Corporation, the Company’s insurance carrier, for rescission, reformation, and restitution in connection with the Company’s liability insurance policy. This policy covers, among other things, product liability claims made against the Company by people treated with the Company’s product. Because the carrier seeks to rescind the policy, an adverse outcome of this litigation could have a material adverse impact on the Company’s financial position and results of operations, in part due to the June 2002 Pennsylvania suit described above, which is currently being defended by Federal Insurance. The Company believes the claims by Federal Insurance are without merit and is preparing its defense of the matter.

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

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to our expectations as to the timing of new distributor and product introductions, the timing and extent of clinical trial efforts, our ability to maintain current and planned operations through at least the next twelve months without raising additional funds and the availability of funding, if needed. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in “Factors That May Affect Future Results,” commencing on page 15, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, failure to obtain regulatory approvals as anticipated, a slower rate of market acceptance of our products than expected, increased competition, continued adverse changes in general economic conditions in the United States and internationally, including adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.

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

In addition to a direct sales force, in the second quarter of 2003 we added a new sales channel by engaging 10 Manufacturer Representative firms, which have added 37 salespeople to sell and market our products, on a part time basis, across the United States.

Our Stretta System has also received European, Australian and Canadian regulatory approval, and our Secca System has also received regulatory approval in Europe. We incorporated a subsidiary company in Belgium in March 2001 to manage distribution of our products in Europe, the Middle East and Africa. In March 2003, we entered into an agreement with a distributor for the Far East, giving us representation in the countries of the Peoples Republic of China, Taiwan, Hong Kong, South Korea, Singapore, Malaysia, Indonesia, Vietnam, Thailand, India and the Philippines. To date, we have international distribution agreements for the Stretta System in 17 European and Middle Eastern countries and in South Africa. The Secca System will also be sold through distributors in Europe. The first European Secca Procedures were performed in Germany, Denmark and Italy in March 2002, as part of our clinical trials. The first commercial European Secca procedure was performed in March 2003.

The American Medical Association recently issued a Category III CPT code for the Stretta procedure to take effect January 1, 2004, which will make it easier for physicians to code for the procedure from that date, and a CPT I code will be published in July 2004 to take effect in January 2005.

RESULTS OF OPERATIONS

Periods of three and nine months ended September 30, 2003 and 2002.

Revenues

Revenues for the quarter ended September 30, 2003 were $783,000, compared to $746,000 for the same quarter in 2002. Stretta System products accounted for 89% and Secca System products 11% of the quarter’s revenues. In the third quarter of 2002, Stretta System products accounted for 93%, and Secca System products were 7% of the quarter’s revenues. The Stretta Control Module and Catheter accounted for 42% and 55%, respectively, of the Stretta product line sales for the quarter ended September 30, 2003, compared to 45% and 52%, respectively, for the same period in 2002. International sales accounted for $70,000 in the quarter ended September 30, 2003, compared to $88,000 in the same quarter of 2002. Revenues for the nine months ended September 30, 2003 were $2.4 million, compared to $2.6 million for the same period in 2002. The decrease in revenues for the nine months ending September 30, 2003, as compared to the same period in 2002, was primarily due to our ongoing challenges in receiving favorable coverage decisions from both public and private carriers on a state-by-state basis for the Stretta procedure. Stretta System products accounted for 90% and Secca System products 10% of the revenues for the nine months ended September 30, 2003, as compared to 96% and 4%, respectively, for the same period in 2002. The Stretta Control Module and Catheter accounted for 43% and 54%, respectively, of the Stretta product line sales for the nine months ended September 30, 2003, as compared to 52% and 44%, respectively, for the same period in 2002. International sales accounted for $200,000 in the nine months ended September 30, 2003, compared to $319,000 for the same period in 2002. The international sales in 2002 are higher due to the sale of demonstration equipment to new distributors during that year.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and disposable devices. We also license a technology used in the generators we sell, and are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Cost of goods sold was $1.2 million in the quarter ended September 30, 2003, and $1.0 million for the same period in 2002. For the nine months ended September 30, 2003, cost of goods sold was $3.2 million, and $3.1 for the same period in 2002. Our sales have not yet reached a level that would absorb our manufacturing capacity to the extent that we would experience positive gross profit. For the quarter and nine months ended September 30, 2003, cost of goods sold increased due to costs associated with our move to new facilities, as compared to the same periods in 2002. For the nine months ended September 30, 2002, $235,000 of excess manufacturing capacity was used to support Secca Pilot manufacturing, prior to product commercialization in September 2002. This manufacturing spending was therefore charged to research and development, as compared to the same periods in 2003, when all manufacturing spending was directly related to production or production capacity.

Research and development expenses

Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Research and development expenses were $490,000 in the quarter ended September 30, 2003, and $630,000 for the same period in 2002. Expenses were lower in the quarter ended September 30, 2003, as compared to the same period in 2002, due primarily to patent spending decreases of $78,000 and cost reduction strategies including the outsourcing of development machine shop work. For the nine months ended September 30, 2003, research and development expenses were $1.4 million, and $2.3 million for the same period in 2002. Expenses were lower in the first nine months of 2003, as compared to the same period in 2002, due primarily to $235,000 of Secca pilot manufacturing expensed in 2002, patent spending decreases of $285,000 and cost reduction strategies. In the quarter ended September 30, 2002, research and development personnel were reduced from ten to seven and the related termination costs paid were $83,000.

Clinical and regulatory expenses

Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Clinical and regulatory expenses were $470,000 in the quarter ended September 30, 2003, and $491,000 for the same period in 2002. For the nine months ended September 30, 2003, clinical and regulatory expenses were $1.1 million, and $1.3 million for the same period in 2002. Cost reduction strategies and reduced clinical trial activity have reduced expenses in the quarter and nine months ended September 30, 2003, as compared to the same periods in 2002. Clinical efforts on the Secca randomized trial began in May 2002, and the related spending was limited during the first two quarters of 2003, but in the quarter ended September 30, 2003, clinical trial expenses exceeded the same quarter in 2002 by $63,000. During the quarter ended September 30, 2002, clinical personnel were reduced from four to three and the related termination costs paid were $13,000.

Sales and marketing expenses

Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses were $1.7 million in both quarters ended September 30, 2003 and 2002. For the nine months ended September 30, 2003, sales and marketing expenses were $4.9 million and $5.6 million for the same period in 2002. Cost reduction strategies have reduced expenses in the quarter and nine months ended September 30, 2003, as compared to the same periods in 2002. During the quarter ended September 30, 2002, sales and marketing personnel were reduced from 28 to 26 and the related termination costs paid were $147,000.

General and administrative expenses

General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. General and administrative expenses were $865,000 in the quarter ended September 30, 2003, and $1.2 million for the same period in 2002. For the quarter ended September 30, 2003, amortization of stock-based compensation was $1,000, and was a benefit of 109,000 for the same period in 2002. For the nine months ended September 30, 2003, general and administrative expenses were $2.6 million, and $3.2 million for the same period in 2002. For the nine months ended September 30, 2003, amortization of stock-based compensation was $7,000, and $77,000 for the same period in 2002. We have similarly implemented cost reduction strategies in the general and administrative area, but decreased spending has been offset by expense increases for the relocation of our new CEO, in the amount of $225,000 for the nine months ended September 30, 2003. During the quarter ended September 30, 2002, general and administrative personnel were reduced from nine to seven and the related termination costs paid were $555,000.

Interest Income, net

During the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002, net interest income decreased by $107,000. For the nine months ended September 30, 2003, compared to the same period in 2002, net interest income decreased by $427,000. The decrease was due to a cash and investment decrease of approximately $13.9 million, and a decrease in investment yields from approximately 2.2% to 1.5%. Interest expense was not material for any period presented.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had $14.6 million in working capital and our primary source of liquidity was $13.7 million in cash and cash equivalents and marketable securities, compared to $24.8 million and $23.0 million as of December 31, 2002, respectively, with an additional $528,000 invested in long-term securities at that date. We intend to finance our operations primarily through our cash and cash equivalents, marketable securities, future financing and future revenues. We believe, if our revenues increase and we maintain our control over operating costs, we have enough cash to fund operations for at least twelve months, and that alternative financing is available, if needed, however, there can be no assurance that such efforts will succeed or that sufficient funds will be made available. If we are unable to raise additional funds, we may have to substantially reduce our operations to conserve working capital.

Cash used in operating activities was $9.2 million in the nine month period ended September 30, 2003, and $11.1 million for the same period in 2002. Our loss for the first nine months of 2003 was $10.7 million, compared to a loss of $12.2 million for the same period in 2002. Due to various cost reduction strategies, our operating expenses for the nine months ended September 30, 2003 have decreased by $2.3 million, as compared to the same period in 2002, and this cash savings was offset by the decrease in interest income of $427,000 and a decrease in sales of $202,000 over the same periods.

Cash provided by investing activities was $7.8 million in the nine months ended September 30, 2003, which consisted primarily of proceeds from net maturities and sales of marketable securities, reduced by investment in property and equipment of $496,000. As of September 30, 2003, we had no material commitments for capital expenditures. For the nine months ended September 30, 2002, net cash provided by investing activities was $12.0 million, which consisted primarily of proceeds from net maturities and sales of marketable securities, reduced by investment in property and equipment of $259,000.

Cash provided by financing activities was $142,000 in the nine months ended September 30, 2003, related to the financing of our business insurance in the amount of $309,000 and sales of stock through employee stock compensation plans of $51,000, offset by payments of notes payable in the amount of $218,000. For the same period in 2002, cash provided by financing activities was $25,000, primarily related to sales of stock in the amount of $176,000 and net proceeds from notes receivable of $88,000 offset by net payments on notes payable of $122,000. In the nine months ended September 30, 2002, we also used $117,000 of cash for purchase of treasury stock.

We lease office, research and development, and manufacturing space under a noncancelable operating lease expiring in October 2006. Future minimum payments under this lease are as follows:

Remainder of 2003	$—
2004	309
2005	377
2006	318

Total future minimum lease payments	$1,004

We expect, if our revenues increase and we maintain our control over operating costs, our existing capital resources and interest income will enable us to maintain current and planned operations through at least the next twelve months. In the event that we require additional funding at any point in the future, we will seek to raise such additional funding from various possible sources, including the public equity market, private financings, collaborative arrangements and debt.

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

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.4 million in 2002, $15.4 million in 2001, $15.8 million in 2000, and $10.7 million for the nine months ended September 30, 2003. As of September 30, 2003, we had an accumulated deficit of approximately $74.4 million. To date, we have generated limited revenues. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece, however sales of our products have been below our expectations and it is possible that we will never generate significant revenues from product sales. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses for the foreseeable future and these losses may increase. It is possible that we will never achieve profitable operations.

Within the next year, we anticipate that we will raise additional funds for operations, the terms of which may not be favorable to our stockholders.

Unless we reduce our costs and/or increase our revenues in the near future, within the next year we anticipate that we will raise additional funds for company operations through the issuance of equity or debt securities, or a combination thereof, in the public or private markets. Additional financing may not be available, or if available, may not be on favorable terms. The availability of financing will depend, in part, on market conditions. Any future equity financing would likely result in dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions.

If we are unable to raise additional funds, we may have to substantially reduce our operations to conserve working capital, which could result in our auditors issuing an opinion containing a going-concern explanatory paragraph. Such an opinion could affect our ability to continue to do business, as our vendors and customers may be uncertain as to our continued operations and viability. In addition, our stock price may be negatively impacted.

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

Curon has been actively seeking positive coverage decisions from Medicare and private payers to reimburse physicians, hospitals and other health care providers for procedures using our products. Recently, the American Medical Association issued a Category III CPT code for the Stretta procedure to take effect on January 1, 2004 and will publish a CPT I code in July 2004 to take effect on January 1, 2005. In conjunction with the RUC review of costs that occurred in October 2003, this will allow claims to be made more easily and with specified reimbursement rates. There is, however, no assurance that local Medicare or private payers will choose to pay for this procedure. Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta Procedure or the products. In the last nine months Curon has received six positive coverage decisions from State Medicare organizations, one private payer national coverage decision and a number of private payer state coverage decisions. Some payers may refuse adequate reimbursement even though significant peer-reviewed data has been published. If users of our products cannot obtain sufficient reimbursement from health care payers for the Stretta Procedure or the Stretta System disposables, then it is unlikely that our products will ever achieve increased market acceptance. The Secca Procedure has not yet received any coding decision and there is little data yet regarding the willingness of third-party health care payers to reimburse the costs of the procedure. We cannot assure you that the procedure will ever be reimbursed. Failure to achieve reimbursement will have a serious negative effect on our revenues.

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

If physicians do not adopt our products, we will not achieve future sales growth.

To achieve increasing sales, our products must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. Our products represent a significant departure from conventional treatment methods. We believe that physicians will not adopt our systems unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that our systems provide an effective and attractive alternative to conventional means of treatment. Currently, there are 17 peer-reviewed journal articles on the Stretta Procedure, including the results of our Stretta randomized trial, and two peer-reviewed journal articles on the Secca Procedure. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. Future adverse events or recalls would also impact future acceptance rates. Additionally, some of our customers and potential customers also find the 45 minutes necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. If we cannot achieve increasing physician adoption rates of our products, we may never achieve significant revenues or profitability.

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

We do not feel that we compete directly with large pharmaceutical companies, such as AstraZeneca, Takeda Abbott Pharmaceutical, Wyeth Laboratories and Eisai, because candidate patients for Stretta have, by definition, failed, or only partially responded to, drug therapy. However, these companies have an established relationship with the gastroenterology community and generate over $6 billion in annual U.S. revenues from the proton pump inhibitor drug class. We could be adversely affected if one or more pharmaceutical companies elects to market aggressively against our product, or if a new, more effective, pharmaceutical product is developed. For example, AstraZeneca has developed a new proton pump inhibitor, Nexium, for the treatment of GERD, which doctors may prescribe in lieu of recommending the Stretta Procedure. Further, less expensive, generic drugs have been introduced to treat GERD as AstraZeneca’s patent for Prilosec, the leading prescription medication for the treatment of GERD, expired in 2001. Prilosec is also now available over the counter.

We have limited sales and marketing experience, and failure to build and manage our sales force or to market and distribute our products effectively will hurt our revenues and profits.

We have limited sales and marketing experience. As of September 30, 2003, we relied on eight direct sales employees to sell our Stretta System in the United States. In the quarter ended June 30, 2003, we added a new sales channel by engaging 10 Manufacturers Representative firms, which added 37 salespeople to sell and market our products across the United States. The success of this new sales channel will depend upon a number of factors, many of which are beyond our control, including the willingness of such distributors to prioritize the sale of our products, and their effectiveness in such sales efforts. We have also hired additional senior sales staff to manage these distributors, which will increase our operating expenses.

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

In August 2003, we relocated to new facilities in Fremont, California. Although we believe that these new manufacturing facilities are adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand our manufacturing facilities to begin large-scale manufacturing. We cannot provide any assurance that we will be able to establish high volume manufacturing or, if established, that we will be able to manufacture our products in high volumes with commercially acceptable yields. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our Stretta or Secca Systems. Our inability to successfully manufacture or commercialize our devices could have a material adverse effect on our product sales.

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

We maintain product liability insurance at coverage levels we believe to be commercially acceptable, and we re-evaluate annually whether we need to obtain additional product liability insurance. However there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on the same or substantially similar terms, or at all. Our product liability insurance carrier has filed a civil action against us asking for recision of coverage as it relates to one of our product liability lawsuits. Any product liabilities claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. If the carrier’s suit is successful, we could be required to pay any judgment rendered against us in, or any amounts in settlement of, the underlying product liability action, without the aid of insurance.

We have limited protection for our intellectual property. If our intellectual property does not sufficiently protect our products, third parties will be able to compete against us more directly and more effectively.

As of September 30, 2003, we had 51 issued or allowed U.S. patents and 34 pending U.S. patent applications; this includes 22 issued U.S. patents and 15 pending U.S. patent applications licensed in from third-parties. In addition, as of September 30, 2003, we had seven patent applications pending in the European Patent Office and two patent applications pending in the Japanese Patent office. Curon owns all of these filings. We rely on patent, copyright, trade secret and trademark laws to protect our products, including our Stretta Catheter, our Secca Handpiece and our Curon Control Module, from being duplicated by competitors. However, these laws afford only limited protection. Our patent applications and the notices of allowance we have received may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Patents we have obtained and may obtain in the future may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights do not adequately protect our commercial products, our competitors could develop new products or enhance existing products to compete more directly and effectively with us and harm our product sales and market position.

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

In February 2003, a civil action was filed against us in the District Court of Dallas County, in the State of Texas, alleging that the plaintiff sustained injury while undergoing a procedure utilizing the Stretta System, caused by the device being in a defective condition. The Court dismissed this complaint in September 2003.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description

3.3(1)	Amended and Restated Certificate of Incorporation

3.4(1)	Bylaws of the Registrant

4.1(1)	Specimen common stock certificate of the registrant

4.3(2)	Preferred Stock Rights Agreement, dated as of October 30, 2001 between Curon Medical, Inc. and Mellon Investor Service, LLC including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.23	Lease Agreement with Hopkins Properties, LLC for 46117 & 46107 Landing Parkway, Fremont, CA 94538, dated June 26, 2003, commencing September 1, 2003

31.1	Chief Executive Officer’s Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an Exhibit to Curon’s Registration Statement on Form S-1 (File No. 333-37866) and incorporated herein by reference.
(2)	Filed as an Exhibit to Curon’s 8-A12G filing on November 9, 2001, and incorporated by reference.

(b) Reports on Form 8-K.

During the quarter ended September 30, 2003, we filed a Current Report on Form 8-K dated July 29, 2003, reporting under Items 7 and 9 the issuance of a press release (Exhibit 99.1 to such filing) announcing the results for the quarter ended June 30, 2003.

CURON MEDICAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURON MEDICAL, INC. (Registrant)

Date: November 12, 2003	By:	/s/ LARRY C. HEATON II

Larry C. Heaton II President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ALISTAIR F. MCLAREN

Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)