Form 10-K
period 2003-12-31
CURON MEDICAL INC
filed 2004-02-27
CIK 1114365

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31519

CURON MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0470324 (I.R.S. Employer Identification No.)

46117 Landing Parkway
Fremont, CA 94538
(Address of principal executive offices, including zip code)

(510) 661-1800
(Registrant's telephone number, including area code)

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

        The aggregate market value of stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2003 (which is the last business day of Registrant's most recently completed second fiscal quarter), as reported on the NASDAQ SmallCap Market, was approximately $8.9 million.

        The number of shares of Common Stock outstanding as of February 20, 2004: 24,308,187 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12 and 13 of Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

CURON MEDICAL, INC.
FORM 10-K
TABLE OF CONTENTS

        This Report on Form 10-K contains certain forward-looking statements regarding future events. These statements include statements relating to our expectations as to the timing and success of our clinical trials and regulatory submissions, the mix of our sales and revenues derived from generators and handpieces, the rate of growth and success of our international sales and marketing efforts, our expectations regarding increased operating expenses and net losses as our business expands, the timing of new product introductions. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth throughout this Report and, specifically, those contained in "Additional Risk Factors," commencing on page 13, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, failure to obtain regulatory approvals as anticipated, a slower rate of market acceptance of our products than expected, increased competition, continued adverse changes in general economic conditions in the United States and internationally, including adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.

i

PART I

Item 1. Business

Company Overview

        Curon Medical, Inc was incorporated in Delaware in May 1997. We develop, manufacture and market innovative proprietary products for the treatment of gastrointestinal disorders. Our products consist of radiofrequency generators and single-use disposable devices.

        Our first product, the Stretta® System, received United States Food and Drug Administration, or FDA, clearance in April 2000 for the treatment of gastroesophageal reflux disease, or GERD, which affects approximately 14 million U.S. adults on a daily basis. In patients with GERD, acidic stomach contents reflux backward from the stomach into the esophagus, causing a wide range of symptoms and complications, including, most commonly, persistent heartburn and chest pain. Unlike medication, which temporarily suppresses GERD symptoms, our Stretta System applies radiofrequency energy to treat the causes of GERD. Our Stretta System consists of a disposable catheter with needle electrodes and our control module, which is a radiofrequency energy generator. Using the Stretta System, the physician delivers temperature-controlled radiofrequency energy to the muscle of the lower esophageal sphincter and upper portion of the stomach. The delivery of this energy creates thermal lesions that reabsorb over time, causing tissue contraction. Clinical studies show a significant reduction in GERD symptom scores, esophageal acid exposure, and use of anti-secretory medications.

        We commercially launched the Stretta System in May 2000. As of December 31, 2003, we have sold 252 control modules in the United States and approximately 5,500 patients have been treated with the Stretta procedure.

        Our second product, the Secca® System, is a radiofrequency energy-based system for treatment of fecal incontinence. Fecal incontinence is caused by damage to the anal sphincter from childbirth, surgery, neurological disease, injury or age, and affects up to 16 million adults in the United States. Using the Secca System, physicians deliver radiofrequency energy to the muscle of the anal canal. Clinical studies have shown a reduction in fecal incontinence symptoms and improvement in general quality of life. In March 2002, we received 510(k) clearance from the FDA to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. We undertook a limited test launch of Secca in June 2002, and fully launched the product commercially in May 2003.

        We have a direct sales force to market and sell our products in the United States. We market the Stretta System, as an alternative to anti-reflux surgery, primarily to high volume general surgeons and gastroenterologists. In the United States, we estimate that there are approximately 4,000 general surgeons and 9,000 gastroenterologists who actively perform endoscopy. We market the Secca System primarily to colon and rectal surgeons and to those general surgeons who perform colorectal surgery. We estimate that there are approximately 1,000 colon and rectal surgeons and up to 2,000 general surgeons that perform colorectal surgery in the United States.

        Our Stretta System has also received European, Australian and Canadian regulatory approval, and our Secca System has also received regulatory approval in Europe. We incorporated a subsidiary company in Belgium in March 2001 to manage distribution of our products in Europe, the Middle East and Africa. In March 2003, we entered into distribution agreements for the Stretta System in Switzerland, Austria, and the Netherlands, and to date have international distribution agreements with a distributor for the Far East, giving us representation in the Peoples Republic of China, Taiwan, Hong Kong, South Korea, Singapore, Malaysia, Indonesia, Vietnam, Thailand, India and the Philippines. To date, we have international distribution agreements for the Stretta System in 17 European and Middle Eastern countries and in South Africa. The Secca System will also be sold through distributors in Europe. The first European Secca procedures were performed in Germany, Denmark and Italy in

March 2002, as part of our clinical trials. The first international commercial Secca procedure was performed in March 2003.

        The American Medical Association recently issued a Category III CPT code for the Stretta procedure to take effect January 1, 2004, which will make it easier for physicians to code for the procedure from that date. We anticipate that a Category I CPT code will be published in draft form in July 2004 to take effect in January 2005.

Business Strategy

        Our strategy is to establish our Stretta and Secca Systems as standard treatment options for patients with GERD and fecal incontinence, respectively. We believe that our products offer substantial improvements over the current treatment options in the care of patients with these disorders.

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

        The Secca procedure offers a treatment option for patients with fecal incontinence who have failed more conservative therapies such as diet modification and biofeedback. Currently, fecal incontinence patients have few treatment options. These options include fiber therapy, anti-diarrheal medications, biofeedback therapy, and major surgery, which may involve reconstruction of the sphincter muscle or implantation of a continence device. These therapies have only modest effectiveness, and we believe that there is a need for a minimally invasive treatment option that may be offered to patients as an alternative to major surgery. We believe that the Secca procedure has several significant benefits over surgery, including that it is most commonly an outpatient procedure rather than inpatient surgery, that it is typically performed under conscious sedation rather than general anesthesia, and that it has a lower incidence of side effects and complications. Recovery after incontinence surgery may take several months, whereas patients who have the Secca procedure may usually return to their normal daily activities the following day.

        We have established both a direct and indirect sales and distribution network in the United States to target the approximately 4,000 hospital endoscopy suites and approximately 4,000 ambulatory treatment centers. We currently have eight salespeople, a direct sales vice president, an indirect sales vice president, two regional indirect sales managers, and two clinical applications specialists. In addition, we have an indirect sales channel comprised of 10 Manufacturer Representative firms, with 37 salespeople to sell and market our products, on a part time basis, across the United States. In Europe and other selected countries, we have distributors covering 17 countries. We may hire additional salespeople or enter new distributor relationships to increase market penetration of our products.

        We have acquired and may continue to acquire complementary technologies. We have a license agreement with Gyrus Group PLC (formerly Somnus Medical Technologies, Inc) for the use of technology related to Gyrus' radiofrequency generator. We also have entered into license agreements with the University of Kansas Medical Institute and with Messrs. Shadduck and Baker relating to applying radiofrequency energy to tissue. We may enter into license agreements with other persons or companies covering technology relating to gastrointestinal tract diseases.

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

        Prescription medication is the primary treatment option for patients with GERD. The most widely prescribed medications from the proton pump inhibitor drug class, such as Prilosec or Nexium, have annual U.S. sales of approximately $6 billion. Although these medications temporarily ease heartburn symptoms by reducing stomach acid, they do not prevent reflux or treat the underlying causes of GERD. Side effects may include diarrhea, headaches, dizziness and nausea. Taken regularly, these medications are expensive, costing an estimated average of $2,300 per year, based solely on retail prices for medication requirements of the patients in our clinical trial. Many GERD patients do not want to be dependent on medications and have difficulty complying with prescribed lifestyle modifications that require ongoing fundamental changes in eating, drinking and sleeping behavior.

        The most common corrective treatment for GERD is an anti-reflux surgical procedure generally known as a laparascopic Nissen fundoplication where the fundus of the stomach is wrapped around the lower esophageal sphincter and sutured in position to provide a mechanical barrier to reflux. This inpatient surgical procedure costs between $11,000 and $15,000, involves a hospital stay of several days and a prolonged recovery period, and has a significant morbidity risk. We believe that approximately 250,000 patients are referred for this procedure annually, of which up to 100,000 actually undergo the anti-reflux surgery. The remainder of those referred who do not undergo the procedure are either contra-indicated or choose not to proceed after learning the details of the surgery.

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

  •
  A balloon in the Stretta Catheter, which is inflated once the Stretta Catheter reaches the lower esophageal sphincter to maintain catheter positioning; and

  •
  An illuminated clear window in the Secca Handpiece that enables the physician to view the treatment area.

Curon Control Module

        The Stretta System and the Secca System both incorporate our radiofrequency energy generator, the Curon Control Module. The Curon Control Module has four channels, each of which independently control the four needle electrodes on the Stretta Catheter and Secca Handpiece. The generator uses continuous data feedback to achieve precise tissue temperatures at the treatment site. The generator tracks surface tissue temperatures from each electrode, and if temperatures at either the treatment site or surface tissue exceed pre-set levels, the generator automatically stops delivering energy to that electrode. An integrated pump delivers water to surface tissue during the procedure. The Stretta System and the Secca System each utilize proprietary software installed onto the Curon Control Module. The software provides a distinct graphical user interface and the functions and parameters that are required for the particular procedure.

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

        We have conducted an eight-center, double-blind, randomized sham-controlled trial of the Stretta System in the United States, treating 64 patients. Results of this trial were presented at the Digestive Disease Week Conference in May 2002, and published in Gastroenterology in September 2003. This trial demonstrated significant improvements in GERD symptom scores and satisfaction that were not present in the sham (control) group. Further, there were significant improvements in acid exposure in the Stretta treated group at 12 months versus baseline. We expect that this data will influence physician adoption rates, facilitate reimbursement approvals and enhance marketing activity.

Secca clinical studies

        In November 1999, we conducted a pilot study at a leading medical institution in Mexico City. Ten patients with fecal incontinence were treated with the Secca System. Two years following the procedure, most patients showed significant improvements in fecal incontinence symptoms, incontinence-related quality of life and general quality of life, each as measured by validated questionnaires. We have received no reports of persistent complications or persistent side effects. The two-year data demonstrating durability of the effect of Secca procedure on improving fecal incontinence symptoms was presented at the 2002 Meeting of the American Society of Colon and Rectal Surgeons, and was published in Diseases of the Colon & Rectum in March 2003.

        Based on these encouraging preliminary results, we further evaluated the Secca System in a multi-center U.S. clinical study involving six sites and 50 patients. The data from this study was compiled and submitted to the FDA, and in March 2002 we received 510(k) clearance to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. The results of this clinical trial were published in Diseases of the Colon and Rectum in December 2003. The study demonstrated that the Secca procedure resulted in significant improvements in fecal incontinences scores, fecal incontinence related quality of life, and general quality of life. In June 2002, we started a limited commercial release of the Secca System and in June 2003, we launched the Secca System on a full commercial basis.

Research and Development

        Our research and development activities are conducted internally by a research and development staff and are focused on design changes of existing product alternatives and product accessories. In addition to working on new products, our research and development organization is improving products and developing fixtures that are designed to reduce the time to manufacture, improve quality and reduce cost of products. Our research and development expenditures were $1.8 million in 2003, $2.7 million in 2002 and $2.8 million in 2001. Stock-based compensation included in these numbers was $27,000 in 2003, $66,000 in 2002 and $205,000 in 2001. Pilot manufacturing costs included in research and development were $235,000 in 2002 for the Secca System. No pilot manufacturing was performed in 2003.

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

        In February 2003, we voluntarily recalled a limited number of our catheters, which contained nonconforming material. We took corrective action with regard to this occurrence and no patient injuries were sustained as a result of the use of the recalled items.

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

        Currently, only one supply source exists for the peristaltic pump. Our supplier, in accordance with our specifications, manufactures this pump. We have contracted with this supplier for ongoing supply, but we would need additional time to locate and qualify a new pump supplier should our current supplier fail to fulfill our needs. If a new pump is incorporated into the Control Module, then the Control Module may require regulatory clearance under the FDA's 510(k) process, which could take several months or more. Also, a computer chip in the Control Module is no longer manufactured. We have purchased an inventory of these chips sufficient to meet our projected manufacturing needs for at least the next 12 months and we are currently working on developing a revision to our current generator that will no longer use this chip technology. As with the pump, we cannot incorporate this new design into the generator without regulatory clearance under the FDA's 510(k) process, which could take several months or more. As a fallback strategy, we can incorporate an updated version of the chip, which is still being manufactured, from the same supplier. Although this would not require regulatory clearance, this course of action would require a re-layout of the components on the affected printed circuit board.

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

        As of December 31, 2003, we had 32 issued or allowed U.S. patents and 18 pending U.S. patent applications. We intend to continue to file for patents for our technologies to strengthen our position. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require employees, consultants and advisors who work on our products to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

        Certain aspects of our products incorporate technology subject to patents that we have licensed from others. As of December 31, 2003, we had licensed in 22 issued and allowed U.S. patents and 15 pending U.S. patent applications. We have a license with Gyrus Group PLC (formerly, Somnus Medical Technologies, Inc.) for their generator technology. The non-exclusive license gives us the right to manufacture, have manufactured, use, offer to sell, sell and import Gyrus' radiofrequency generator technology for use in the treatment of GERD and other medical disorders of the digestive tract. The license expires on October 6, 2017. During the term of the license, we are obligated to pay a royalty to Gyrus for our sale of generators that incorporate the licensed technology. We have also licensed patented technology from the University of Kansas Medical Research Institute relating to applying radiofrequency energy to tissue. This is an exclusive, worldwide and royalty-bearing license allowing us to incorporate the patented technology in our products to treat medical disorders throughout the gastrointestinal tract. The license expires on September 17, 2013 and may be terminated earlier for breach. We have also licensed other patents that we believe may apply to our current business or that we may incorporate into future products. We intend to continue to license technologies to strengthen our competitive position.

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

        We also compete with a number of companies that are working on GERD treatments that eliminate or reduce the need for medication but are less invasive than surgery. For example, C.R. Bard has developed an endoscopic suturing system that places a suture in the upper stomach during an outpatient procedure. The device used in this procedure received FDA marketing clearance in March 2000. We compete with several companies that are developing bulking agents to be injected into the muscle of the lower esophageal sphincter. For example, Enteric Medical, acquired by Boston Scientific, has developed a liquid polymer for injection into the lower esophageal sphincter. This product received FDA approval, for patients responsive to and requiring PPI therapy, in April 2003. Endonetics, recently acquired by Medtronic, is also developing an injectable bulking agent. Another company, NDO, delivers a stapled fold in the upper portion of the stomach in an attempt to mimic the action of anti-reflux surgery. There may also be other companies developing innovative therapies for minimally invasive treatment of GERD.

        In the fecal incontinence market, we consider our primary competitors to be American Medical Systems, who received FDA clearance in December 2001 to market their Artificial Bowel Sphincter (ABS) for the treatment of severe fecal incontinence, and Medtronic, which is developing an implantable sacral nerve stimulation device for treatment of incontinence. There are also a small number of companies pursuing injectable therapies for fecal incontinence.

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

Pervasive and continuing FDA regulation

        After a device is placed on the market, numerous regulatory requirements apply. These include: the Quality System Regulation, or QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA's general prohibition against promoting products for unapproved or off-label uses; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. Class II devices also can have special controls such as performance standards, postmarket surveillance, patient registries, and FDA guidelines that do not apply to Class I devices. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.

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

Third Party Reimbursement

        In the United States, health care providers generally rely on third-party payers, principally private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. Medicare reimburses hospital outpatient clinics on a prospectively determined fixed amount for the costs associated with an outpatient procedure. Individual outpatient procedures are assigned Ambulatory Payment Classification (APC) codes. Effective October 1, 2001, the Center for Medicare and Medicaid Services, CMS (formerly HCFA), designated a code for the Stretta System, which pays the hospital component of the procedure cost, including the cost of the disposable device. In 2003, CMS reassigned the Stretta procedure to a new APC, which maintained essentially the same payment rate of $1,850. The American Medical Association recently issued a Category III CPT code for the Stretta procedure to take effect on January 1, 2004 and it is expected CMS will publish the Category I CPT code, in draft form, in July 2004 to take effect on January 1, 2005. CPT codes are used to specify the physician component of the procedure cost. In conjunction with the October 2003 RUC review, the mechanism that determines the physician component, this will allow claims to be processed with specified reimbursement rates.

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

        Reimbursement by third-party payers is often positively influenced by the existence of peer-reviewed publications of long-term safety and efficacy data. We have collected data on six-month results after treatment with the Stretta System, and this information was published in a peer-reviewed journal in 2001. We have collected and published data on twelve-month results, and this information was published in a peer-reviewed journal in 2002. Follow-up data in the form of a Stretta Registry, supporting the durability of the procedure for up to 33 months, was published in a peer-reviewed journal in December 2002. While we cannot assure you that our products will be reimbursed without publications of longer-term data, we are actively encouraging ongoing research studies to evaluate and publish the long-term safety and efficacy of the Stretta System. In addition, many third-party payers require that randomized studies be conducted to determine the effect of the procedure versus placebo or another standard of care. We have completed a double-blind, randomized, sham-controlled, multi-center study to generate this data, and these results were published in September 2003.

        To facilitate reimbursement for the Stretta and Secca Systems, we have established a dedicated reimbursement department. The department assists physicians with case-by-case pre-determination for coverage and appeals of denied claims, and actively pursues local coverage decisions. Curon Medical has established six positive coverage decisions with local Medicare carriers, of which two are final draft local medical review policies (LMRPs). In addition, five private payers have issued favorable coverage decisions for the Stretta procedure.

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

Employees

        As of December 31, 2003, we had 68 employees, with 27 employees in operations, seven employees in research and development, 19 employees in sales and marketing, nine employees in general and administrative, two employees in reimbursement and four employees in clinical and regulatory affairs. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

Available Information

        We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning the company may be accessed through the SEC's website at http://www.sec.gov.

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

        We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.6 million in 2003, $15.4 million in 2002, and $15.4 million in 2001. As of December 31, 2003, we had an accumulated deficit of approximately $79.3 million. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We have generated limited revenues, and it is possible that we will never generate significant revenue from product sales. Even if we do achieve significant revenues from our product sales, we may continue to incur net losses and these losses may increase. It is possible that we will never achieve profitable operations.

If health care providers are not adequately reimbursed for the procedures, that use our products, or for the products themselves, we may never achieve significant revenues.

        Our physician customers continue to encounter difficulties in easily obtaining reimbursement for the Stretta procedure on a case-by-case basis, and this continues to impact our ability to significantly increase revenues. Our strategies of pursuing state-by-state and also selected national reimbursement coverage, focusing on promoting repeat catheter sales and incorporating technical improvements to our systems to reduce treatment times are designed to address these issues and we expect that our revenue from disposables will increase on implementation, but there can be no assurance that this will occur.

        Curon has been actively seeking positive coverage decisions from Medicare and private payers to reimburse physicians, hospitals and other health care providers for procedures using our products. Recently, the American Medical Association issued a Category III CPT code for the Stretta procedure that took effect on January 1, 2004 and will publish a Category I CPT code, in draft form, in July 2004 to take effect on January 1, 2005. In conjunction with the RUC review of costs that occurred in October 2003, this will allow claims to be made more easily and with specified reimbursement rates. There is, however, no assurance that local Medicare or private payers will choose to pay for this procedure. Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta procedure or the products. In the last nine months Curon has received six positive coverage decisions from State Medicare organizations, one private payer national coverage decision and a number of private payer state coverage decisions. Some payers may refuse adequate reimbursement even though significant peer-reviewed data has been published. If users of our products cannot obtain sufficient reimbursement from health care payers for the Stretta procedure or the Stretta System disposables, then it is unlikely that our products will ever achieve increased market acceptance. The Secca procedure has not yet received any coding decision and there is little data yet regarding the willingness of third-party health care payers to reimburse the costs of the procedure. We cannot assure you that the procedure will ever be reimbursed. Failure to achieve reimbursement will have a serious negative effect on our revenues.

Reimbursement from third-party health care payers is uncertain due to factors beyond our control, and changes in third-party health care payers' policies could adversely affect our sales growth.

        Even if third-party payers provide adequate reimbursement for the Stretta procedure, adverse changes in third-party payers' policies toward reimbursement could preclude market acceptance for our products and have a material adverse effect on our sales and revenue growth. We are unable to predict what changes will be made in the reimbursement methods used by third-party health care payers.

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

If we fail to take adequate action to remedy problems that have adversely affected our sales and marketing efforts, our future performance may be harmed.

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

        To achieve increasing sales, our products must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. Our products represent a significant departure from conventional treatment methods. We believe that physicians will not adopt our systems unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that our systems provide an effective and attractive alternative to conventional means of treatment. Currently, there are 20 peer-reviewed journal articles on the Stretta procedure, including the results of our Stretta randomized trial, and three peer-reviewed journal articles on the Secca procedure. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. Future adverse events or recalls would also impact future acceptance rates. Additionally, some of our customers and potential customers also find the 45 minutes necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. If we cannot achieve increasing physician adoption rates of our products, we may never achieve significant revenues or profitability.

If the effectiveness and safety of our products are not supported by long-term data, our sales could decline and we could be subject to liability.

        If we do not produce clinical data supported by the independent efforts of clinicians, our products may never be accepted. We received clearance from the FDA for the use of the Stretta System to treat gastroesophageal reflux disease, or GERD, based upon the study of 47 patients. Safety and efficacy data presented to the FDA for the Stretta System was based on six-month follow-up studies on 44 of these patients. Although the twelve- and thirty-three month follow-up data supports the six-month data, we may find that data from longer-term patient follow-up studies is inconsistent with those indicated by our relatively short-term data. If longer-term patient studies or clinical experience indicate that treatment with the Stretta System does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our sales could decline and we could be subject to significant liability. Further, we may find that our data is not substantiated in studies involving more patients, in which case we may never achieve significant revenues or profitability.

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

        Because we are a young company, we are determining how best to market our Stretta System. We initially focused our marketing efforts toward gastroenterologists, but, in late 2002, shifted toward selling to general surgeons. There can be no assurance that this will continue to increase sales.

We face competition from more established GERD treatments and from competitors with greater resources, which will make it difficult for us to achieve significant market penetration.

        Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. Our primary competitors are large medical device manufacturers such as Ethicon Endosurgical and United States Surgical, manufacturers of instrumentation for anti-reflux surgery, and C.R. Bard, which manufactures an endoscopic sewing device for GERD. Other large, established companies have products that may, in the future, provide competition for the Stretta procedure. These include injectable products for the treatment of GERD, including one developed by Boston Scientific, which has recently been approved by the FDA, and another developed by Medtronic, which is still at an experimental stage. Other competitive devices may be developed.

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

        We do not feel that we compete directly with large pharmaceutical companies, such as AstraZeneca, Takeda Abbott Pharmaceutical, Wyeth Laboratories and Eisai, because candidate patients for Stretta have, by definition, failed, or only partially responded to, drug therapy. However, these companies have an established relationship with the gastroenterology community and generate over $12 billion in annual U.S. revenues from the proton pump inhibitor drug class. We could be adversely affected if one or more pharmaceutical companies elects to market aggressively against our product, or if a new, more effective, pharmaceutical product is developed. For example, AstraZeneca has developed a new proton pump inhibitor, Nexium, for the treatment of GERD, which doctors may prescribe in lieu of recommending the Stretta procedure. Further, less expensive generic drugs have been introduced to treat GERD as AstraZeneca's patent for Prilosec, the leading prescription medication for the treatment of GERD, expired in 2001. Prilosec is also now available over the counter.

We have limited sales and marketing experience, and failure to build and manage our sales force or to market and distribute our products effectively will hurt our revenues and profits.

        We have limited sales and marketing experience. As of December 31, 2003, we relied on eight direct sales employees to sell our Stretta System in the United States. In the quarter ended June 30, 2003, we added a new sales channel by engaging 10 manufacturers representative firms, which added 37 salespeople to sell and market our products across the United States. The success of this new sales channel will depend upon a number of factors, many of which are beyond our control, including the willingness of such distributors to prioritize the sale of our products, and their effectiveness in such sales efforts. We have also hired additional senior sales staff to manage these distributors, which will increase our operating expenses.

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

        Because we have only limited experience in manufacturing our products in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. For example, in December 2000, we voluntarily withdrew certain of our catheters from the market because of manufacturing issues. In February 2003, we voluntarily recalled a limited number of our catheters, which contained non-conforming material. This material formed part of the catheter shaft and showed a tendency to degrade over time. The problem was identified and corrected, and the outside vendor was changed. If the material were to fail during use, there would be a remote possibility of superficial injury to the patient's esophageal or pharyngeal lining. No injuries have been reported and all unused catheters in the affected lots have been recovered.

        We may encounter difficulties and delays in manufacturing our products for other reasons, including:

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

        Our Stretta and Secca Systems are cleared by the FDA, the Stretta System for the treatment of GERD and the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. FDA regulations prohibit us from promoting or advertising either system, or any future cleared or approved devices, for uses not within the scope of our clearances or approvals, and prohibit us from making unsupported safety and effectiveness claims. These determinations can be subjective, and the FDA may disagree with our promotional claims. If the FDA requires us to revise our promotional claims or takes enforcement action against us based upon our labeling and promotional materials, our sales could be delayed, our profitability could be harmed and we could be required to pay significant fines or penalties.

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

        The development, manufacture and sale of medical products involves a significant risk of product liability claims. The use of any of our products may expose us to liability claims, which could divert management's attention from our core business, could be expensive to defend, and could result in substantial damage awards against us. For example, we are currently a party to two product liability lawsuits where there are allegations that our products are defectively designed and that we were negligent in manufacturing our products.

        We maintain product liability insurance at coverage levels we believe to be commercially acceptable, and we re-evaluate annually whether we need to obtain additional product liability insurance. However there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on the same or substantially similar terms, or at all. Our former product liability insurance carrier has filed a civil action against us asking for recission of coverage as it relates to one of our product liability lawsuits. Any product liabilities claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. If the carrier's suit is successful, we could be required to pay any judgment rendered against us in, or any amounts in settlement of, the underlying product liability action, without the aid of insurance.

We have limited protection for our intellectual property. If our intellectual property does not sufficiently protect our products, third parties will be able to compete against us more directly and more effectively.

        As of December 31, 2003, we had 54 issued or allowed U.S. patents and 33 pending U.S. patent applications; this includes 22 issued U.S. patents and 15 pending U.S. patent applications licensed in from third-parties. In addition, as of December 31, 2003, we had eight patent applications pending in the European Patent Office and three patent applications pending in the Japanese Patent Office. We own all of these filings. We rely on patent, copyright, trade secret and trademark laws to protect our products, including our Stretta Catheter, our Secca Handpiece and our Curon Control Module, from being duplicated by competitors. However, these laws afford only limited protection. Our patent applications and the notices of allowance we have received may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Patents we have obtained and may obtain in the future may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights do not adequately protect our commercial products, our competitors could develop new products or enhance existing products to compete more directly and effectively with us and harm our product sales and market position.

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

        There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry. Because we rely on unique technology to develop and manufacture innovative products, we are especially sensitive to the risk of infringing intellectual property rights. While we attempt to ensure that our products do not infringe other parties' patents and proprietary rights, our competitors may assert that our products and the methods they employ are covered by patents held by them or invented by them before they were invented by us. Although we may seek to obtain a license or other agreement under a third party's intellectual property rights to bring an end to certain claims or actions asserted against us, we may not be able to obtain such an agreement on reasonable terms or at all. If we were not successful in obtaining a license or redesigning our products, our product sales and profitability could suffer, and we could be subject to litigation and potentially substantial damage awards.

        Also, one or more of our products may now be inadvertently infringing on existing patents. As the number of competitors in our markets grows, the possibility of a patent infringement claim against us increases. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and divert management's attention from our core business. If we lose in this kind of litigation, a court could require us to pay substantial damages or grant royalties, and prohibit us from using technologies essential to our products. This kind of litigation is expensive to all parties and consumes large amounts of management's time and attention. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware and which may later result in issued patents that our products may infringe.

If we lose our rights to intellectual property that we have licensed, we may be forced to develop new technology and we may not be able to develop that technology or may experience delays in manufacturing as a result.

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

Following the registration of the securities issued in our February 2004 equity financing, there will be substantial market dilution and the potential for increased market volatility in our stock.

        Following the issuance of securities sold in our February 2004 private placement, our total outstanding shares of common stock increased from approximately 20 million shares to approximately 24 million shares. This number may increase to nearly 25 million shares when, in August 2004, warrants for an additional 900,000 shares of our common stock will become exercisable. The registration of the securities issued in the private placement will result in substantial market dilution and the potential for increased market volatility.

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

        In November 2001, we adopted a stockholder rights plan. The purpose of the plan is to assure fair value in the event of a future unsolicited business combination or similar transaction involving us. If an individual or entity accumulates 15% of our stock, or 20% in the case of certain existing stockholders, the rights become exercisable for additional shares of our common stock or, if followed by a merger or other business combination where we do not survive, additional shares of the acquirer's common stock. The intent of these rights is to force a potential acquirer to negotiate with the Board to increase the consideration paid for our stock. The existence of this plan, however, may deter a potential acquirer, which could negatively impact shareholder value.

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

Item 2. Properties

        We are headquartered in Fremont, California, where we lease one building with approximately 35,000 square feet of office, research and development, and manufacturing space under leases expiring

October 31, 2006. We believe that the facility is suitable and adequate for our current and future needs for the foreseeable future. We are currently utilizing approximately 85% of the facility's total space.

Item 3. Legal Proceedings

        In June 2001, a civil action was filed against us in the United States District Court, Western District of Kentucky, Louisville Division, in which the plaintiff alleges that he sustained a nerve injury and damage to his gastrointestinal tract during a Stretta procedure caused by the defective design and manufacture of our product. Plaintiff's allegations against us include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantability, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, Plaintiff provided consent to proceed. Plaintiff is seeking a trial by jury and unspecified damages. The trial date is currently set in September 2004. We believe Plaintiff's claim is without merit.

        In June 2002, a civil action was filed against a number of defendants, including Curon, in the Court of Common Pleas, Philadelphia County, in the State of Pennsylvania, alleging that the plaintiff sustained injury during a Secca procedure caused by the device being defective and/or in an unreasonably dangerous condition. Plaintiff was a subject in a clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, Plaintiff provided consent to proceed. Additional defendants include the treating physician, the associated medical institution who, it is alleged, were medically negligent in treatment of Plaintiff, and the members of the Institutional Review Board who approved the protocol for the clinical trial. Plaintiff has demanded a trial by jury and unspecified damages. The case has since been moved to the United States District Court for the Eastern District of Pennsylvania. We have reached a tentative settlement in this case, and recognized a charge of $1.25 million to operating expense for the year ending December 31, 2003.

        In April 2003, a civil action was filed against us in United States District Court for the Northern District of California by Federal Insurance Corporation, our insurance carrier, for rescission, reformation, and restitution in connection with our liability insurance policy. This policy covers, among other things, product liability claims made against us by people treated with our product. There is a Summary Judgment scheduled for June 4, 2004 in this matter. Should the Company lose this Judgment, there will be no coverage in the Pennsylvania suit described above and the provision of the $1.25 million will be the limit of the Company's liability in this case. Should the Company win in the Judgment, the $1.25 million may be reimbursed.

        In February 2003, a civil action was filed against us in the District Court of Dallas County, in the State of Texas, alleging that the plaintiff sustained serious injuries during a Stretta procedure performed in February 2001, caused by the device being in a defective condition. The court dismissed this case with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Common Stock trades under the symbol CURN. As of December 9, 2002, our Common Stock has been quoted on the NASDAQ SmallCap Market. Until that date, our Common Stock had been quoted on the NASDAQ National Market since our initial public offering on September 22, 2000. The following table shows the high and low sales prices for the Company's Common Stock for the periods indicated, as reported on the NASDAQ SmallCap or National Markets.

	Common Stock Price
	High	Low
Year Ended December 31, 2002
First Quarter	$4.64	$2.55
Second Quarter	$3.95	$2.90
Third Quarter	$3.22	$0.56
Fourth Quarter	$0.90	$0.46
Year Ended December 31, 2003
First Quarter	$1.35	$0.60
Second Quarter	$1.39	$0.65
Third Quarter	$2.05	$0.70
Fourth Quarter	$3.90	$1.79

        As of February 20, 2004, the last reported sales price of our Common Stock on the NASDAQ SmallCap Market was $3.01 per share, and the number of beneficial common stockholders was approximately 1,600. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

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

        On February 6, 2004, the Company raised approximately $13.5 million in gross proceeds from the private placement of common stock to several institutional investors. Aggregate placement agent commissions were $748,000. Net proceeds to the Company after estimated costs and expenses were approximately $12.7 million. The transaction involved the sale of 4,025,000 newly issued shares of Curon Medical Common stock at a price of $3.36 per share. Investors will receive five-year warrants to purchase an aggregate of 905,625 common shares at a price of $4.71 per share, representing a 40 percent premium to the placement price. Banc of America Securities served as sole placement agent for the transaction. The sale of the securities was deemed exempt from registration under the Securities Act in reliance upon Regulation D promulgated under the Securities Act.

        The Board of Directors approved a stock repurchase program in July 2002 pursuant to which up to 1,000,000 shares of our outstanding common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. No repurchases were made in 2003, and as of December 31, 2003, we hold approximately 325,300 shares pursuant to this repurchase program.

Item 6. Selected Financial Data

        The following tables reflect selected summary financial data for each of the last five fiscal years. This data should be read in conjunction with the financial statements and notes thereto, and with Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in this Annual Report on Form 10-K. The information provided below is in thousands, except for per share data.

	Years ended December 31,
	2003	2002	2001	2000	1999
Statement of operations data:
Revenues	$3,421	$3,403	$3,317	$1,156	$—
Cost of goods sold	4,322	4,080	4,604	1,812	—

Gross loss	(901)	(677)	(1,287)	(656)	—

Operating expenses:
Research and development	1,823	2,668	2,825	4,161	8,961
Clinical and regulatory	1,497	1,784	2,135	2,095	2,012
Sales and marketing	6,825	7,065	6,973	3,461	940
General and administrative	3,505	4,023	4,443	4,181	2,345
Litigation charge	1,250	—	—	—	—

	14,900	15,540	16,376	13,898	14,258
Operating loss	(15,801)	(16,217)	(17,663)	(14,554)	(14,258)

Interest income	234	751	2,240	1,330	258
Interest expense	(5)	(8)	(4)	(4,083)	(89)
Other income (expense)	17	33	(2)	(68)	—

Net loss before extraordinary item	(15,555)	(15,441)	(15,429)	(17,375)	(14,089)

Extraordinary gain	—	—	—	1,596	—

Net loss	$(15,555)	$(15,441)	$(15,429)	$(15,779)	$(14,089)

Net loss per share, basic and diluted	$(0.77)	$(0.79)	$(0.81)	$(2.27)	$(6.94)
Shares used in computing net loss per share, basic and diluted(1)	20,076	19,653	19,075	6,945	2,030
Balance sheet data:
Cash, cash equivalents and marketable securities	$10,134	$22,967	$35,128	$39,206	$9,498
Working capital	9,963	24,807	36,498	39,916	8,176
Long-term investments	—	528	3,048	12,882	—
Total assets	13,854	27,236	43,073	56,617	11,686
Long-term obligations	—	—	—	—	227
Convertible preferred stock and warrants	—	—	—	—	21,808
Total stockholders' equity (deficit)	10,808	26,103	41,288	54,930	(12,099)

(1)
The per share data have been restated to reflect the 0.57 to 1 reverse stock split effective September 22, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the attached financial statements and notes thereto for the fiscal years ended December 31, 2003, 2002, and 2001.

Overview

        We were incorporated in May 1997. Business activities before January 1998 were negligible. Prior to December 31, 2000 we were in the development stage and until that time, we had devoted substantially all of our efforts to raising capital and developing, marketing and selling our products.

        In 1998, our primary activity was developing the Curon Control Module and Stretta Catheter for the treatment of gastroesophageal reflux disease, or GERD. In October 1999, we received CE Mark approval of the Stretta System, indicating that the Stretta System meets MDD standards allowing us to market it within the European Union. We received 510(k) clearance from the FDA in April 2000 and commercially launched in the United States in May 2000.

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

        We are focusing our sales efforts in the United States through a direct sales force, supplemented by selected manufacturing representatives. In international markets, we rely primarily on third-party distributors. In November 2000, we incorporated a subsidiary company in Belgium and hired a European manager to support European distributors' sales, marketing and clinical efforts. As of December 31, 2003, this subsidiary had two employees. To date, we have international distribution agreements for the Stretta System in 17 European and Middle Eastern countries and in South Africa. The Secca System will also be sold through distributors in Europe, and the first commercial European Secca procedure was performed in March 2003. Our gross margins on sales through international third-party distributors will be lower than our gross margins on U.S. sales as a result of distributor discounts.

        To date, we have generated limited revenues. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We expect that disposable sales will continue to form the basis of a recurring revenue stream. However, domestic disposable sales continue to grow more slowly than expected primarily due to difficulties encountered by our physician customers in easily obtaining reimbursement for the Stretta procedure on a case-by-case basis. Some of our customers also find the 45 minutes necessary to perform a Stretta procedure to be too time-consuming, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. Although disposable sales from outside the United States are increasing, they are not yet sufficient to offset the current domestic situation. Our strategies of pursuing state and national reimbursement coverage, focusing on entrenching the therapy to promote repeat catheter sales and incorporating technical improvements to our systems to reduce treatment times are designed to address these issues and we expect that our revenue from disposables will increase on implementation.

        Through December 31, 2003, we recorded limited product sales while incurring cumulative net losses of $79.3 million. In addition to increasing expenditures related to continuing selling activities of the Stretta and Secca Systems, we anticipate that our expenses will increase as we continue to develop new products, conduct clinical trials, commercialize our products and acquire additional technologies as opportunities arise. As a result, we expect our operating expenses and cumulative net losses to increase.

Critical Accounting Polices and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        We believe the following critical accounting policies, among others, affect its more significant judgments and estimates in the preparation of its consolidated financial statements:

  •
  Revenue Recognition and Accounts Receivable—We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 Revenue Recognition in Financial Statements (SAB 104). SAB 104 requires that four criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or service rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenue from product sales is recognized on product shipment against a signed purchase order or sales quote provided no significant obligations remain and collection of the receivables is deemed probable for both sales of control modules and catheters. We also provide customers with training and assistance in obtaining reimbursement; to the extent these remaining obligations are not considered inconsequential or perfunctory to the sales arrangement, recognition of revenue may be deferred until fulfillment of the obligation. To date we have determined that any post-sale training or customer support that we provide is inconsequential and perfunctory. Any future change in our selling process could materially affect our current revenue recognition policy.

    We assess collection based on historical experience and the credit-worthiness of the customer. Based on management's on-going analysis of accounts receivable balances, and after the initial recognition of the revenue, if an event occurs which adversely affects the ultimate collectibility of the related receivable, management will record an allowance for bad debts. To date, bad debts have not had a significant impact on our financial position, results of operations and cash flows.

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

  •
  Accounting for Income Taxes—Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We have recorded a full valuation allowance to reduce its deferred tax asset, as based on available objective evidence, it is more likely than not that the deferred tax asset will not be realized. While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

  •
  Stock-Based Compensation—We have various stock option, stock purchase and incentive plans to reward employees and key executive officers of the Company. We continue to use the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", or APB 25, and apply the disclosure provisions of Statements of Financial Accounting Standards No. 123, or SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". Under APB No. 25 stock compensation is measured as the difference, if any, on the date of grant between the fair value of our common stock and the exercise price. Under SFAS 123 stock compensation is based on the fair value of the stock award measured using option valuation models. Though we do disclose in the notes to the financial statements the pro-forma impact of applying the provision of SFAS 123 to our stock awards, if we were to change our accounting policy to fully adopt the fair value measurement provisions of SFAS 123, it could have a material impact on our financial position and results of operations.

  •
  Legal Proceedings and Loss Contingencies—We are involved in routine legal and administrative matters that arise from the normal conduct of business. Other matters contain allegations that are not routine and involve compensatory, punitive, and treble damages. The outcome of these proceedings are not within our control, are often difficult to predict and often are resolved over long periods of time. We also maintain product liability insurance with third parties to mitigate any loss that is related to product liability claims. We record loss contingencies as liabilities in the financial statements when it is determined that we have incurred a loss that is probable and the amount of the loss is reasonably estimable, in accordance with SFAS 5 "Accounting for Contingencies". As of December 31, 2003 we have recorded a liability in the amount of $1.25 million for the legal contingency related to the settlement of a lawsuit against us.

RESULTS OF OPERATIONS

Revenue

        Revenues were $3.4 million in the twelve months ended December 31, 2003 and 2002, and $3.3 million for the same period in 2001. Sales have remained essentially flat over all three years. Sales have been lower than anticipated, primarily due to the sales and marketing efforts involved in repositioning the Stretta System as an alternative to anti-reflux surgery, requiring us, in late 2002, to refocus our sales force to target surgeons as opposed to gastroenterologists. We now see our lower sales to gastroenterologists being replaced by higher sales to surgeons, a trend that we expect to continue. In all three years, our revenues have been impacted by our ongoing challenges in receiving favorable coverage decisions from both public and private carriers on a state-by-state basis for the Stretta procedures. Stretta System products accounted for 87% and Secca System products 11% of the revenues for the year ended December 31, 2003, as compared to 96% and 3%, respectively for Stretta and Secca in 2002. There were no Secca System sales in 2001, so revenue was entirely derived through sales of the Stretta System. The Stretta Control Module and Catheter accounted for 43% and 54%, respectively, of the Stretta product line sales for the year ended December 31, 2003, compared to 52% and 46%, respectively, for the same period in 2002, and 51% and 46%, respectively, in 2001. International sales accounted for $226,000 for the year ended December 31, 2003, compared to $423,000 for the same period in 2002, and $134,000 in 2001. International sales were higher in 2002 due to the sale of capital equipment to new distributors during that year. We expect that future revenues will continue to show a trend towards higher percentages of disposable sales as compared to control modules sales.

Cost of goods sold

        Our costs of goods sold represent the cost of producing generators and disposable devices. We also license a technology used in the generators that we sell. We are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Cost of goods sold was $4.3 million, $4.1 million and $4.6 million in the twelve months ended December 31, 2003, 2002, and 2001, respectively. As sales volume increases, we expect gross profit to become positive and increase accordingly. Our sales have not yet reached a level that would absorb our manufacturing capacity to the extent that we would experience positive gross profit. For the twelve months ended December 31, 2002, $235,000 of excess manufacturing capacity was used to support Secca Pilot manufacturing, prior to product commercialization in June 2002. This manufacturing capacity was therefore charged to research and development, as compared to the same period in 2001 and 2003, and no pilot manufacturing activities were done in 2003. Certain cost reduction strategies were implemented in 2002 that further reduced manufacturing spending from the levels experienced in 2001.

Research and development expenses

        Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Research and development expenses were $1.8 million, $2.7 million, and $2.8 million in the twelve months ended December 31, 2003, 2002, and 2001, respectively. Spending levels in 2002 and 2001 are relatively comparable. The decrease in expenses in 2003 compared to 2002 was due to cost reduction strategies as well as the completion of Secca pilot manufacturing activities in the second quarter of 2002, when commercialization occurred. Stock-based compensation accounted for $27,000, $66,000, and $205,000 in the twelve months ended December 31, 2003, 2002, and 2001, respectively. During the quarter ended September 30, 2002, we reduced the number of research and development personnel from ten to seven. Costs associated with terminating these individuals were $83,000. We expect spending for research and development in 2004 to be comparable to 2003.

Clinical and regulatory expenses

        Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Clinical and regulatory expenses were $1.5 million, $1.8 million, and $2.1 million in the twelve months ended December 31, 2003, 2002, and 2001, respectively. Spending decreased in 2002 as compared to 2001 due to the costs involved in the U.S. Secca trial and the Stretta randomized control trial, which were both ongoing in 2001, and were completed in that year. Spending during 2003 has been further reduced due to decreased headcount, including our Chief Medical Officer, who has converted to a consulting relationship, which includes stock compensation. Clinical trial costs include payments to hospitals, and the related travel expense for Curon employees. Stock-based compensation accounted for $142,000, $51,000, and $121,000 in the twelve months ended December 31, 2003, 2002, and 2001, respectively. The increase in stock-based compensation during 2003 was due to a consultant option. During the quarter ended September 30, 2002, we reduced the number of clinical personnel from four to three. Costs associated with terminating these individuals were $13,000. We expect spending for clinical and regulatory in 2004 to be comparable to 2003.

Sales and marketing expenses

        Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses were $6.8 million, $7.1 million, and $7.0 million in the twelve months ended December 31, 2003, 2002, and 2001, respectively. Implementation of cost reduction strategies realized lower spending for the twelve months ended December 31, 2003 as compared to the same period in 2002. Spending increased in the twelve months ended December 2002 as compared to the same period in 2001 due to increases in expenditures for activities to promote reimbursement for our products, and similar spending also occurred for the same period in 2003. Amortization of stock-based compensation accounted for $14,000, $47,000, and $250,000 in the twelve months ended December 31, 2002, 2001, and 2000, respectively. During the quarter ended September 30, 2002, we reduced the number of sales and marketing personnel from 28 to 26. Costs associated with terminating these individuals were $147,000. We expect spending for sales and marketing in 2004 to be comparable to 2003.

General and administrative expenses

        General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. General and administrative expenses were $3.5 million, $4.0 million, and $4.4 million in the twelve months ended December 31, 2003, 2002, and 2001, respectively. After eliminating the stock-based compensation and termination costs noted below, spending in 2003 is slightly higher in comparison to 2002 and 2001, due to the relocation costs for our new CEO in the amount of $225,000. Amortization of stock-based compensation accounted for $9,000, $186,000, and $670,000 in the twelve months ended December 31, 2002, 2001, and 2000, respectively. During the quarter ended September 30, 2002, we reduced the number of general and administrative personnel from nine to seven. Costs associated with terminating these individuals were $555,000, which included loan forgiveness in the amount of $272,000, which occurred in July 2002. We expect spending for general and administrative in 2004 to be comparable to 2003.

Litigation charge

        We have recognized a non-recurring charge of $1.25 million related to the tentative settlement of litigation against the company, in which the Plaintiff alleges injury during a Secca procedure caused by the device being defective and/or in an unreasonably dangerous condition. The Plaintiff was a subject in a clinical trial and had been provided with an approved Informed Consent form and counseling by a physician. Related to this litigation, our product liability insurer filed a civil action against us for rescission, reformation and restitution in connection with the coverage of this particular lawsuit. A Summary Judgment on the latter case is scheduled in June 2004, and if we prevail, we may recover some or all of the $1.25 million charge.

Interest income and expense

        Interest income was $234,000, $751,000, and $2.2 million in the twelve months ended December 31, 2003, 2002, and 2001, respectively. Interest income has decreased in 2003 as compared to 2002 and 2001, due to a declining balance of marketable securities. Average cash and investment balances in 2003 were $16.8 million, compared to the 2002 average of $30.8 million and $45.1 million in 2001. Earnings have also been affected by declining interest rates through 2001, 2002 and 2003.

        Interest expense was $5,000, $8,000, and $4,000 in the twelve months ended December 31, 2003, 2002, and 2001, respectively. In all three years, interest expense is related to notes payable related to insurance policies.

Income taxes

        As a result of our net losses, we did not incur any income tax obligations in each of the twelve-month periods ended December 31, 2003, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have funded our operations and capital investments from gross proceeds from our initial public offering completed in September 2000 totaling $55.0 million, from the partial exercise of the underwriter's over-allotment provision totaling $5.2 million, from the private sale of equity securities totaling $22.0 million, from the issuance of convertible notes totaling $11.8 million and from bank equipment line financing totaling $780,000. At December 31, 2003, we had $10.0 million in working capital and our primary source of liquidity was $10.1 million in cash and cash equivalents and marketable securities. We intend to finance our operations primarily through our cash and cash equivalents, marketable securities, future financing and future revenues.

        In February 6, 2004, the Company raised approximately $13.5 million in gross proceeds from the private placement of common stock to a group of institutional investors. Net proceeds to the Company after estimated costs and expenses were approximately $12.7 million. The transaction involved the sale of 4,025,000 newly issued shares of Curon Medical Common stock at a price of $3.36 per share. Investors received warrants with a term of five years to purchase an aggregate of 905,625 common shares at an exercise price of $4.71 per share. Banc of America Securities served as sole placement agent for the transaction. We believe we have enough cash to fund operations for at least 18 to 24 months, and that additional alternative financing is available, if needed, however, there can be no assurance that such efforts will succeed or that sufficient funds will be made available.

        Cash used in operating activities was $12.5 million in the twelve months ended December 31, 2003, compared to $14.4 million for the same period in 2002. Operating cash use decreased in 2003 primarily due to cost reduction strategies, partially offset by a decrease in interest income.

        Cash provided by investing activities was $8.7 million in the twelve months ended December 31, 2003, which consists of net maturities of marketable securities of $9.3 million used to fund operations. Cash provided by investing activities was to $15.6 million for the same period in 2002, which consisted of $15.8 million in net maturities of marketable securities. Our investment balances have decreased over the past twelve months, and therefore the related volume of investment purchases and maturities is lower for the year ended December 31, 2003, as compared to the same period in 2002.

        Cash provided by financing activities was $72,000 for the twelve months ended December 31, 2003, primarily related to sales of common stock and proceeds from notes payable to finance insurance policies, offset by payments on those notes payable. Cash used by financing activities was $76,000 for the twelve months ended December 31, 2002, primarily due to payments on the notes payable used to finance insurance policies. During 2002, sales of stock through employee stock plans were offset by purchases of treasury stock. The Company has no significant outstanding long-term obligations except operating lease commitments.

        The Company leases office space under noncancelable operating leases expiring in October 2006. Future minimum payments due under operating leases are as follows:

2004	$309
2005	377
2006	318

Total future minimum lease payments	$1,004

Recent Accounting Pronouncements

        In May 2003, the FASB issued SFAS No 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a significant impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of our investment securities may have market risk. That means that a change in prevailing interest rates may cause the fair value of the principal amount of an investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than eighteen months. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Curon Medical, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Curon Medical, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 20, 2004

CURON MEDICAL, INC.
Consolidated Balance Sheets

(in thousands, except shares and per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$4,865	$8,570
Marketable securities	5,269	14,397
Accounts receivable, net of allowance for doubtful accounts of $15 and $34, respectively	834	688
Inventories, net	1,063	1,295
Prepaid expenses and other current assets	863	972

Total current assets	12,894	25,922
Long-term investments	—	528
Property and equipment, net	836	766
Other assets	124	20

Total assets	$13,854	$27,236

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$517	$191
Accrued liabilities	1,164	882
Litigation reserve	1,250	—
Notes payable	—	42

Total current liabilities	2,931	1,115
Other liabilities	115	18

Total liabilities	3,046	1,133

Contingencies and commitments (Note 5)
Stockholders' equity:
Preferred stock, $.001 par value: 5,000,000 shares authorized
Issued and outstanding: none	—	—
Common stock, $.001 par value: 50,000,000 shares authorized
Issued and outstanding: 20,209,000 and 19,993,000, respectively	20	20
Additional paid-in capital	90,314	90,128
Deferred stock compensation	(4)	(125)
Accumulated deficit	(79,287)	(63,732)
Treasury stock, at cost
326,000 shares at December 31, 2003 and 2002	(234)	(234)
Accumulated other comprehensive income	(1)	46

Total stockholders' equity	10,808	26,103

Total liabilities and stockholders' equity	$13,854	$27,236

See accompanying notes to consolidated financial statements

CURON MEDICAL, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2003	2002	2001
Revenues	$3,421	$3,403	$3,317
Cost of goods sold	4,322	4,080	4,604

Gross loss	(901)	(677)	(1,287)

Operating expenses:
Research and development	1,823	2,668	2,825
Clinical and regulatory	1,497	1,784	2,135
Sales and marketing	6,825	7,065	6,973
General and administrative	3,505	4,023	4,443
Litigation charge	1,250	—	—

Total operating expenses	14,900	15,540	16,376

Operating loss	(15,801)	(16,217)	(17,663)
Interest income	234	751	2,240
Interest expense	(5)	(8)	(4)
Other income (expense), net	17	33	(2)

Net loss	$(15,555)	$(15,441)	$(15,429)

Net loss per share, basic and diluted	$(0.77)	$(0.79)	$(0.81)

Shares used in computing net loss per share, basic and diluted	20,076	19,653	19,075

See accompanying notes to consolidated financial statements

CURON MEDICAL, INC.

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2003, 2002, and 2001

(in thousands)

	Common Stock Shares	Amount	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2001	19,158	$19	$90,149	$(2,451)	$(32,862)	$—	$75	$54,930
Net loss	—	—	—	—	(15,429)	—	—	(15,429)
Change in unrealized gain on investment	—	—	—	—	—	—	73	73

Total comprehensive loss	—	—	—	—	—	—	—	(15,356)
Issuance of common stock in upon exercise of warrants	124	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	220	—	45	—	—	—	—	45
Issuance of common stock through Employee Stock Purchase Plan	139	—	333	—	—	—	—	333
Deferred stock compensation	—	—	(159)	159	—	—	—	—
Amortization of stock compensation	—	—	—	1,336	—	—	—	1,336

Balance at December 31, 2001	19,641	19	90,368	(956)	(48,291)	—	148	41,288
Net loss	—	—	—	—	(15,441)	—	—	(15,441)
Change in unrealized gain on investment	—	—	—	—	—	—	(102)	(102)

Total comprehensive loss	—	—	—	—	—	—	—	(15,543)
Issuance of common stock upon exercise of stock options	212	—	49	—	—	—	—	49
Issuance of common stock through Employee Stock Purchase Plan	140	1	185	—	—	—	—	186
Deferred stock compensation	—	—	(474)	474	—	—	—	—
Amortization of stock compensation	—	—	—	357	—	—	—	357
Repurchase of common stock	—	—	—	—	—	(234)	—	(234)

Balance at December 31, 2002	19,993	20	90,128	(125)	(63,732)	(234)	46	26,103
Net loss	—	—	—	—	(15,555)	—	—	(15,555)
Change in unrealized gain on investment	—	—	—	—	—	—	(47)	(47)

Total comprehensive loss	—	—	—	—	—	—	—	(15,602)
Issuance of common stock upon exercise of stock options	64	—	30	—	—	—	—	30
Issuance of common stock through Employee Stock Purchase Plan	152	—	84	—	—	—	—	84
Deferred stock compensation	—	—	(70)	70	—	—	—	—
Amortization of stock compensation	—	—	142	51	—	—	—	193

Balance at December 31, 2003	20,209	$20	$90,314	$(4)	$(79,287)	$(234)	$(1)	$10,808

See accompanying notes to the consolidated financial statements

CURON MEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities
Net loss	$(15,555)	$(15,441)	$(15,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	517	702	750
Litigation charge	1,250	—	—
Loss on forgiveness of related party notes receivable	—	410	—
Amortization of acquired technology	—	133	451
Loss on disposal of fixed assets	17	21	26
Amortization of stock-based compensation	193	357	1,336
Amortization of premium (accretion of discount) on securities, net	283	(185)	(510)
Changes in current assets and liabilities:
Accounts receivable, net	(146)	(22)	(407)
Inventories	232	115	(544)
Prepaid expenses and other current assets	109	(89)	86
Other assets	(104)	71	11
Accounts payable	326	(258)	130
Accrued liabilities	282	(195)	(238)
Other long-term liabilities	97	(34)	(1)

Net cash used in operating activities	(12,499)	(14,415)	(14,339)

Cash Flows From Investing Activities
Purchase of property and equipment	(614)	(343)	(595)
Sale of property and equipment	10	70	—
Purchase of marketable securities	(5,374)	(20,376)	(49,933)
Proceeds from maturities of marketable securities	14,700	36,201	55,178

Net cash provided by investing activities	8,722	15,552	4,650

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	309	140	308
Principal payments on notes payable	(351)	(305)	(101)
Proceeds from related party notes receivable	—	143	250
Payments of related party notes receivable	—	(55)	(396)
Proceeds from issuance of common stock, net of issuance costs	114	235	378
Purchase of treasury stock	—	(234)	—

Net cash provided by (used in) financing activities	72	(76)	439

Net increase (decrease) in cash and cash equivalents	(3,705)	1,061	(9,250)
Cash and cash equivalents at beginning of period	8,570	7,509	16,759

Cash and cash equivalents at end of period	$4,865	$8,570	$7,509

Supplemental Disclosure Of Cash Flow Information
Cash paid for interest	$5	$8	$4

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

        In the course of its development activities, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. The Company intends to finance its operations primarily through its cash and cash equivalents, marketable securities, future financing and future revenues. The Company believes it has enough cash to fund operations for at least 18 to 24 months. The Company also believes additional alternative financing is available, if needed, however, there can be no assurance that such efforts will succeed or that sufficient funds will be made available.

        On February 6, 2004, the Company raised approximately $13.5 million in gross proceeds from the private placement of common stock to several institutional investors. Net proceeds to the Company after estimated costs and expenses were approximately $12.7 million. The transaction involved the sale of 4,025,000 newly issued shares of the Company's Common stock at a price of $3.36 per share. Investors received warrants with a term of five years to purchase an aggregate of 905,625 common shares at an exercise price of $4.71 per share. Banc of America Securities served as sole placement agent for the transaction.

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

Certain Risks and Uncertainties

        The Company's products and services are currently concentrated in a single segment of the gastrointestinal treatment field, which is characterized by increasing technological advances and changes in customer requirements. The success of the Company depends on management's ability to anticipate or to respond quickly and adequately to technological developments in its industry, changes in customer requirements or industry standards. Failure to obtain or maintain necessary FDA clearances or approvals could hurt the Company's ability to commercially distribute and market its products in the United States. Any significant delays in the development or introduction of products or services could have a material adverse effect on the Company's business and operating results. The Company has two products that it is currently marketing: radio-frequency generators and single use disposable devices. A single supplier currently provides some components and materials necessary for manufacturing of products. Any technical or quality problems in the manufacturing of these components, changes to the product specifications, changes in rights to currently licensed intellectual property, or lack of essential equipment by suppliers, could have a significant impact on the Company's financial condition and results of operations.

        Sales to both domestic and international customers are generally made on open credit terms. Management performs on-going credit evaluation of its customers and maintains an allowance for bad debts when needed.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with remaining maturities of three months or less at the date of purchase to be cash equivalents. The Company's cash and cash equivalents include deposit funds, money market funds and commercial paper.

Marketable Securities

        Investments consist primarily of marketable corporate bonds, commercial paper and government agency securities with a remaining maturity at the date of purchase of greater than three months. Investments with maturities beyond 2004 are classified as long-term investments and those maturing during 2004 are shown as current marketable securities. These investments are classified as available-for-sale securities and are stated at market value, with any temporary differences between an investment's amortized cost and its market value recorded as a separate component of stockholders' equity until such gains or losses are realized. Gains or losses on the sales of securities are determined on a specific identification basis. The following is a summary of investments at December 31, 2003 and 2002, respectively:

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Maturities under one year
Corporate obligations	$5,270	$(1)	$—	$5,269

Total at December 31, 2003	$5,270	$(1)	$—	$5,269

Maturities under one year
Government obligations	$6,604	$29	$—	$6,633
Corporate obligations	7,748	16	—	7,764

Total	14,352	45	—	14,397

Maturities between one and two years
Corporate obligations	527	1	—	528

Total	527	1	—	528

Total at December 31, 2002	$14,879	$46	$—	$14,925

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

Intangible Assets

        Intangible assets consisted of technology licenses, which were amortized on a straight-line basis over their estimated useful lives of two years. These intangible assets were fully amortized as of the year ended December 31, 2002.

Impairment of Long-Lived Assets

        Long-lived are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, or its estimated useful life has changed significantly. When an asset's expected future undiscounted cash flows are less than its carrying value, an impairment loss is recognized and the asset is written down to its estimated fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to dispose. There have been no impairment charges recorded.

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

        The Company may sell products under a purchase commitment, with delivery of the control module at inception of the contract and catheters generally delivered over a period of six months. Revenue for the control module is deferred and recognized ratably over shipment of catheters under contract. Revenue on the catheters is recognized upon shipment at an amount representing their fair value based on verifiable objective evidence.

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

        Changes in product warranty obligations, including separately priced extended warranty obligations, for the year ended December 31, 2003 is as follows:

	2003	2002
Balance as of the beginning of the year	$44	$33
Add:
Accruals for warranties issued	35	25
Cost incurred under separately priced extended warranty obligations	3	5
Less:
Settlements made	(15)	(14)
Revenue recognized under separately priced extended warranty obligations	(9)	(5)

Balance as of the end of the year	$58	$44

Research and Development

        Research and development costs are expensed as incurred. Legal expenses related to patent development costs are expensed as incurred.

Advertising Costs

        Advertising costs are expensed as incurred and were $327,000 in 2003, $348,000 in 2002, and $428,000 in 2001.

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

Accounting for Stock-Based Compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the exercise price. Had the Company determined its stock-based compensation based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have been increased to the FAS 123 adjusted amounts indicated below, as amended by SFAS No. 148:

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(15,555)	$(15,441)	$(15,429)
Add: Stock-based employee compensation expense in reported net income	51	357	1,336
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(878)	(1,072)	(3,126)

Net loss—FAS 123 adjusted	$(16,382)	$(16,156)	$(17,219)

Net loss per share—as reported
Basic and diluted	$(0.77)	$(0.79)	$(0.81)

Net loss per share—FAS 123 adjusted
Basic and diluted	$(0.82)	$(0.82)	$(0.90)

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

Fair Value of Financial Instruments

        The carrying value of the Company's financial instruments, including cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of obligations approximates fair value.

Segments

        The Company operates in one segment, using one measurement of profitability to manage its business. All long-lived assets are maintained in the United States.

Reclassification

        Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Recent accounting pronouncements

        In May 2003, the FASB issued SFAS No 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a significant impact on the Company's financial statements.

NOTE 3—BALANCE SHEET COMPONENTS:

	December 31, 2003	December 31, 2002
Inventories:
Raw material	$712	$888
Work-in-process	89	97
Finished goods	262	310

	$1,063	$1,295

	December 31, 2003	December 31, 2002
Property & Equipment:
Computer and office equipment	$518	$566
Equipment	1,654	1,551
Furniture and fixtures	176	166
Leasehold improvements	301	354
Software	248	245

	2,897	2,882
Less: Accumulated depreciation and amortization	(2,061)	(2,116)

	$836	$766

	December 31, 2003	December 31, 2002
Accrued Liabilities:
Compensation and benefits	$728	$486
Clinical trials	130	99
Professional fees	203	49
Other accrued expenses	103	248

	$1,164	$882

NOTE 4—NOTES PAYABLE:

        During 2003, a note payable in the amount of $309,000, bearing interest at 3.99% was used to finance the corporate liability and casualty insurance policy renewal. This note was paid in full in December 2003. The Company had short-term notes payable at December 31, 2002 in the amount of $42,000, at an interest rate of 5.75%. The note was paid in full in March 2003, and related to the financing of corporate insurance policies in the amount of $140,000.

NOTE 5—COMMITMENTS AND CONTINGENCIES:

Leases

        The Company leases office space under a noncancelable operating lease expiring in October 2006. In September 2003, the previous lease agreements expired, and the Company moved to new facilities. Rent expense for the years December 31, 2003, 2002, and 2001 was $576,000, $528,000 and $532,000 respectively.

        At December 31, 2002, future minimum facility lease payments are as follows:

2004	$309
2005	377
2006	318

Total future minimum lease payments	$1,004

Contingencies

        The Company is involved in routine legal and administrative proceedings that arise from the normal conduct of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the financial results or condition of the Company.

        In June 2001, a civil action was filed against the Company in the United States District Court, Western District of Kentucky, Louisville Division, alleging that the Plaintiff sustained a vagal nerve injury and damage to his gastrointestinal tract during a Stretta procedure caused by the defective design and manufacture of the Company's product. Plaintiff's allegations against the Company include strict liability for a product that was in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantability, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, the subject provided consent to proceed. Plaintiff is seeking a trial by jury and unspecified damages. Trial date is currently set in September 2004. The Company believes Plaintiff's claim is without merit.

        This matter is in the early stage and the Company believes that the resolution of this matter will not have a material effect, if any, on its business, financial position, and results of operations and cash flows.

        In June 2002, a civil action was filed against a number of defendants, including the Company, in the Court of Common Pleas, Philadelphia County, in the State of Pennsylvania, alleging that the Plaintiff sustained injury during a Secca procedure caused by the device being defective and/or in an unreasonably dangerous condition. Plaintiff was a subject in a clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, the subject provided consent to proceed. Additional defendants include the treating physician, the associated medical institution who, it is alleged, were medically negligent in treatment of Plaintiff, and the members of the Institutional Review Board who approved the protocol for the clinical trial. Plaintiff has demanded a trial by jury and unspecified damages. Although the case was moved to the United States District Court for the Eastern District of Pennsylvania, it has since been moved back to State Court on appeal. The Company has reached a tentative settlement in this case, and a charge of $1.25 million to operating expense for the year ending December 31, 2003 was recognized as a result.

        In April 2003, a civil action was filed against the Company in United States District Court for the Northern District of California by Federal Insurance Corporation, the Company's insurance carrier, for rescission, reformation, and restitution in connection with the Company's liability insurance policy. This policy covers, among other things, product liability claims made against the Company by people treated with the Company's product. There is a Summary Judgment scheduled for June 4, 2004 in this matter. Should the Company lose this Judgment, there will be no coverage in the Pennsylvania suit described above and the provision of the $1.25 million will be the limit of the Company's liability in this case.

        In February 2003, a civil action was filed against the Company in the District Court of Dallas County, in the State of Texas, alleging that the plaintiff sustained serious injuries during a Stretta procedure performed in February 2001, caused by the device being in a defective condition. The court dismissed this case with prejudice.

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

        In February and April 2000, the Company entered into two separate licensing agreements for the use of proprietary radiofrequency technologies used in certain of the Company's products. The Company issued 86,000 shares of its common stock, valued at $831,000 on the date of the agreements, in exchange for the right to use the technologies. In addition, $73,000 was paid in conjunction with the licensed technology. As part of the February agreement, the Company is also required to pay a royalty on all revenues collected when the related licensed technology is part of the sold item. Such payments were not significant for all years presented.

NOTE 6—COMMON STOCK:

        The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $.001 par value common stock. Certain of the shares issued are subject to a right of repurchase by the Company, which lapses over a three or four-year period from the issuance dates. At December 31, 2003, 2002 and 2001 there were 1,000, 34,000 and 280,000 shares subject to repurchase, respectively.

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

        In May 2000, the company issued warrants to purchase 568,917 shares of common stock in connection with convertible notes payable. These warrants are exercisable immediately and expire in 2005. The value of the warrants, $2.1 million, was determined using the Black-Scholes option-pricing model and was amortized to interest expense in 2000. These warrants are outstanding at December 31, 2003.

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

        During 2000, the 2000 Stock Plan (the "2000 Plan") was adopted by the Board of Directors and became effective on September 21, 2000. The terms of this plan are generally the same as under the 1997 Plan. At December 31, 2003, there were 4,939,636 shares authorized for issuance under this plan.

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

Deferred Stock Compensation

        Prior to its IPO in September 2000, the Company issued stock options under the 1997 Plan at exercise prices, deemed by the Board of Directors at the date of grant to be equal to the fair value of the common stock. In anticipation of the Company's initial public offering, the Company subsequently determined that, for financial statement purposes, the estimated value of its common stock was in excess of the exercise prices. Accordingly, the Company has recorded deferred stock compensation for stock options issued to both employees and non-employees. For stock options granted to employees (1,661,000 in 2003, 1,098,000 in 2002 and 1,139,000 in 2001), the difference, if any, between the exercise price of the stock options and the fair value of the Company's stock at the date of grant is recorded as deferred compensation on the date of grant.

        For stock options granted to non-employees, generally for future services (10,000 in 2003, none in 2002, and 41,000 in 2001), the fair value of the options, was determined using the Black-Scholes valuation model. The Company records stock compensation as the non-employee fulfills the terms of the option grants, with changes in fair value of the unvested options from period to period recorded as an adjustment to compensation expense.

        Stock compensation is as follows:

	Years Ended December 31,
	2003	2002	2001
Cost of goods sold	$1	$7	$90
Research and development	27	66	205
Clinical and regulatory	142	51	121
Sales and marketing	14	47	250
General and administrative	9	186	670

	$193	$357	$1,336

        Activity under stock option plans is as follows:

	2003		2002		2001
	Shares under options	Weighted average exercise price	Shares under options	Weighted average exercise price	Shares under options	Weighted average exercise price
Beginning balance	2,416,000	$2.52	2,083,000	$3.11	1,283,000	$2.83
Granted	1,671,000	$1.07	1,098,000	$1.01	1,180,000	$3.40
Exercised	(64,000)	$0.47	(212,000)	$0.23	(220,000)	$0.23
Cancelled	(394,000)	$2.26	(553,000)	$2.61	(160,000)	$4.11

Ending balance	3,629,000	$1.92	2,416,000	$2.52	2,083,000	$3.11

Exercisable at year-end	1,301,000	$2.96	853,000	$3.40	719,000	$2.56

        The options outstanding and currently exercisable by exercise price at December 31, 2003 are as follows:

Options Outstanding and Exercisable				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.18 — $0.19	218,000	4.8	$0.19	218,000	$0.19
0.61 — 0.80	2,029,000	8.8	0.71	334,000	0.69
1.13	192,000	9.6	1.13	—	—
2.70 — 3.87	742,000	7.7	3.12	368,000	3.09
4.39 — 4.50	308,000	6.9	4.48	269,000	4.47
7.00	20,000	7.0	7.00	16,000	7.00
$11.84 — $12.50	120,000	6.4	11.85	96,000	11.85

	3,629,000	8.1	$1.92	1,301,000	$2.96

Fair Value Disclosures

        The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model, using the following assumptions:

	Stock Option Plans
				ESPP
	2003
		2002	2001	2003	2002	2001
Assumptions:
Risk-free interest rate	2.55%	3.35%	4.43%	1.47%	2.07%	4.64%
Expected life	4 years	4 years	4 years	0.7 years	0.6 years	0.5 years
Expected volatility	100%	100%	90%	100%	100%	90%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average fair values:
Exercise price less than market price	$—	$—	$2.40	$0.29	$1.12	$2.24
Exercise price equal to market price	$0.75	$0.71	$2.25	$—	$—	$—
Exercise price greater than market price	$—	$—	$0.93	$—	$—	$—

401(k) Savings Plan

        In October 1999, the Company began a 401(k) savings plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution plan intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate in the 401(k) Plan pursuant to the terms of the Plan. Contributions by the Company are discretionary and no contributions have been made by the Company for the years ended December 31, 2003, 2002, or 2001.

Employee Stock Purchase Plan

        Effective September 21, 2000, the Company adopted the 2000 Employee Stock Purchase Plan (ESPP). A total of 400,000 shares of common stock were initially reserved for issuance under this plan. In addition, subject to the Board of Directors' discretion, on January 1, 2001 and on each anniversary thereafter, the aggregate number of shares reserved for issuances under the ESPP will be increased automatically by the lesser of: 500,000 shares, 1.5% of the outstanding shares of the Company's Common Stock, or a lesser amount determined by the Board of Directors. During 2003, 2002 and 2001, the shares reserved for issuance under the ESPP were increased by 300,000, 295,000 and 285,000 shares, respectively.

        Under the ESPP, eligible employees may have up to 15% of their earnings withheld, subject to certain limitations, to be used to purchase shares of the Company's common stock. Unless the Board of Directors shall determine otherwise, each offering period provides for consecutive 24-month periods commencing on each May 1 and November 1. Each offering period is comprised of four 6-month purchase periods. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of common stock on the commencement date of each offering period or the fair market value on the last day of the purchase period. During 2003, the shares purchased under the ESPP were 78,000 and 74,000 on May 1 and November 1, respectively.

NOTE 8—NET LOSS PER SHARE:

        Basic and diluted net loss per share is calculated as follows:

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net loss	$(15,555)	$(15,441)	$(15,429)

Demoninator:
Weighted average shares outstanding	20,085,000	19,785,000	19,462,000
Weighted average unvested common shares subject to repurchase	(9,000)	(132,000)	(387,000)

Weighted average shares used in basic and diluted net loss per share	20,076,000	19,653,000	19,075,000

Net loss per share	$(0.77)	$(0.79)	$(0.81)

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

        Equity instruments that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share as their effect is antidilutive are as follows:

	At December 31,
	2003	2002	2001
Unvested common shares (shares subject to repurchase)	1,000	34,000	280,000
Shares issuable upon exercise of stock options	3,629,000	2,416,000	2,083,000
Shares issuable upon exercise of warrants	569,000	569,000	569,000

Total	4,199,000	3,019,000	2,932,000

NOTE 9—GEOGRAPHIC SEGMENT INFORMATION

        The Company has determined that it has a single reportable segment consisting of the development, manufacture, and marketing of proprietary products for the treatment of gastrointestinal disorders. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Operations outside the United States primarily consist of a sales office in Belgium that is responsible for promoting sales activities to foreign customers who are invoiced by the Company's headquarters in the United States, and a subsidiary in Australia that was used to coordinate Australian clinical trials in the past, and currently is inactive. The foreign subsidiaries do not carry any significant long-lived assets, and income and assets of the Company's foreign subsidiaries were not significant.

        Revenue from external customers by geographic area for each of the three years in the period ended December 31, 2003, were as follows (tabular amounts are not in thousands):

	2003	2002	2001
United States	$3,195	$2,980	$3,183
% of total	93.4%	87.6%	96.0%
Europe	$226	$423	$134
% of total	6.6%	12.4%	4.0%

NOTE 10—INCOME TAXES:

        Deferred tax assets consist of the following:

	December 31,
	2003	2002
Deferred tax assets
Depreciation and amortization	$501	$537
Reserves	674	158
Credits	1,022	1,015
Capitalized start-up costs	316	596
Net operating loss carryforwards	24,196	18,855

	26,709	21,161

Valuation allowance	(26,709)	(21,161)

Net deferred tax assets	$—	$—

        Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2003 and 2002.

        As of December 31, 2003, the Company has a net operating loss carryforward of approximately $63,800,000 for federal purposes and $42,600,000 for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2013 for federal purposes and 2006 for state purposes.

        The Company has research and development credit carryforwards of approximately $656,000 and $499,000 for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2013. The California credit can be carried forward indefinitely.

        The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

NOTE 12—QUARTERLY FINANCIAL DATA:

(UNAUDITED)

        The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2003. In our opinion, this information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments, except for the litigation charge in the fourth quarter of 2003) necessary to present fairly the unaudited quarterly results of operations set forth herein.

		First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
Net Sales	2003 2002	$709 939		$868 877		$783 746		$1,061 841		$3,421 3,403
Gross Loss	2003 2002	(274 (44	) )	(178 (162	) )	(389 (299	) )	(60 (172	) )	(901 (677	) )
Net Loss	2003 2002	(3,265 (3,825	) )	(3,575 (4,235	) )	(3,866 (4,152	) )	(4,849 (3,229	) )	(15,555 (15,441	) )
Earnings per Share	2003 2002	$(0.16 (0.20	) )	$(0.18 (0.22	) )	$(0.19 (0.21	) )	$(0.24 (0.16	) )	$(0.77 (0.79	) )

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9a. Controls and Procedures

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

        Based solely on our review of the copies of such report received by us, or written representations from reporting persons that no Forms 3, 4, or 5 were required of such persons, we believe that during our fiscal year ended December 31, 2003, Fred L. Brown, Michael Berman, Alan L. Kaganov, Robert Kuhling, and David I. Fann failed to timely file one Form 4.

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

Item 14. Principal Auditor Fees and Services

        The information required by this item is incorporated by reference to the section entitled "Proposal Number 2—Selection of Auditors," beginning with the section entitled "Audit and Other Fees," but only up to and not including the section entitled "Recommendation and Vote Required of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders."

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (A)
  1. Financial Statements

        The following Consolidated Financial Statements of Curon Medical, Inc. and Report of PricewaterhouseCoopers LLP have been provided as Item 8, above:

        Report of PricewaterhouseCoopers LLP, Independent Auditors.

        Consolidated Balance Sheets at December 31, 2003 and 2002.

        Consolidated Statements of Operations, for the years ended December 31, 2003, 2002, and 2001.

        Consolidated Statements of Stockholders' Equity, for the years ended December 31, 2003, 2002, and 2001.

        Consolidated Statements of Cash Flows, for the years ended December 31, 2003, 2002, and 2001.

        Notes to Financial Statements.

        Quarterly Financial Data (unaudited).

  2.
  Financial Statement Schedules

        The financial statement schedule entitled Valuation and Qualifying Accounts is included at page 61 of this Form 10-K.

        All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

  3.
  Exhibits

        Refer to (c) below.

  (B)
  Reports on Form 8-K

        During the quarter ended December 31, 2003, we furnished a Current Report on Form 8-K dated October 16, 2003, reporting under Items 7 and 9 the issuance of a press release (Exhibit 99.1 to such filing) and a transcript of the earnings call on that date (Exhibit 99.2 to such filing) announcing the results for the quarter ended September 30, 2003,

  (C)
  Exhibits

Exhibit Number		Description
3.3	(1)	Amended and Restated Certificate of Incorporation.
3.4	(1)	Bylaws of the registrant.
4.1	(1)	Specimen common stock certificate of the registrant.
4.3	(5)	Preferred Stock Rights Agreement, dated as of October 30, 2001 between Curon Medical, Inc. and Mellon Investor Service, LLC including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.
4.4	(9)	Form of Warrant to Purchase Shares of Common Stock.
10.1	(1)	Form of Indemnification Agreement for directors and executive officers.
10.2	(1)	1997 Stock Option Plan.
10.3	(1)	2000 Employee Stock Purchase Plan.
10.5	(1)	Amended and Restated Stockholder Rights Agreement dated August 30, 1999 by and among the registrant and certain stockholders.
10.6	(1)	Lease dated August 27, 1997 for office space located at 733 Palomar Avenue, Sunnyvale, California 94086.
10.7	(1)	Lease dated May 6, 1998 for office space located at 735 Palomar Avenue, Sunnyvale, California 94086.
10.8	(1)	2000 Stock Option Plan.
10.9	(1)	Sublease dated April 2, 1999 for office space located at 735 Palomar Avenue, Sunnyvale, California 94086.
10.10	(1)	Amendment to Lease, effective April 28, 1999, for office space located at 735 Palomar Avenue, Sunnyvale, California 94086.
10.14	*(1)	Technology license agreement between the registrant and Gyrus PCL (formerly Somnus Medical Technologies, Inc.) effective December 10, 1998.
10.15	(1)	Technology license agreement between the registrant and University of Kansas Medical Research Institute effective February 2000.
10.20	(6)	Severance Agreement with John W. Morgan dated July 19, 2002.
10.21	(7)	Employment Agreement with Larry C. Heaton II, President and Chief Executive Officer.
10.23	(8)	Lease Agreement with Hopkins Properties, LLC for 46117 & 46107 Landing Parkway, Fremont, CA 94538, dated June 26, 2003.
10.24	(9)	Securities Purchase Agreement, dated as of February 4, 2004.
23.1		Consent of Independent Accountants.
24.1		Power of Attorney (see page 59).
31.1		Chief Executive Officer's Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer's Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Confidential treatment has been requested for certain portions of this Exhibit.

(1)
Filed as an Exhibit to Curon's Registration Statement on Form S-1 (File No. 333-37866) and incorporated herein by reference.

(2)
Filed as an Exhibit to Curon's report on 10-Q for the quarter ending March 31, 2001, and incorporated herein by reference.

(3)
Filed as an Exhibit to Curon's report on 10-Q for the quarter ending June 30, 2001, and incorporated herein by reference.

(4)
Filed as an Exhibit to Curon's report on 10-Q for the quarter ending September 30 , 2001, and incorporated herein by reference.

(5)
Filed as an Exhibit to Curon's 8-A12G filing on November 9, 2001, and incorporated by reference.

(6)
Filed as an Exhibit to Curon's report on 10-Q for the quarter ending June 30, 2002, and incorporated herein by reference.

(7)
Filed as an Exhibit to Curon's report on 10-K for the year ending December 31, 2003, and incorporated herein by reference.

(8)
Filed as an Exhibit to Curon's report on 10-Q for the quarter ending September 30 , 2003, and incorporated herein by reference.

(9)
Filed as an Exhibit to Curon's report on 8-K filing on February 6, 2004, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 27th of February, 2004.

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

        Pursuant to the requirements of the Securities Act of 1934, this report signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ LARRY C. HEATON II Larry C. Heaton II	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2004
/s/ ALISTAIR F. MCLAREN Alistair F. McLaren	Chief Financial Officer and Vice President of Finance and Administration (Principal Financial Officer)	February 27, 2004
/s/ MICHAEL BERMAN Michael Berman	Director	February 27, 2004
/s/ DAVID I. FANN David I. Fann	Director	February 27, 2004
/s/ ALAN L. KAGANOV Alan L. Kaganov	Director	February 27, 2004
/s/ ROBERT F. KUHLING, JR. Robert F. Kuhling, Jr.	Director	February 27, 2004

Report of Independent Auditors on Financial Statement Schedule

        To the Board of Directors and Stockholders of Curon Medical, Inc.

        Our audits of the consolidated financial statements referred to in our report dated February 20, 2004, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) 2 on this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 20, 2004

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2003, 2002, and 2001

(Dollars in Thousands)

	Balance at beginning of year	Additions charged to Earnings	Deductions	Balance at end of year
Allowance for Doubtful Accounts:
December 31, 2003	$34	$—	$(19)	$15
December 31, 2002	20	20	(6)	34
December 31, 2001	15	5	—	20
Reserve on Related Party Notes Receivable:
December 31, 2003	—	—	—	—
December 31, 2002	—	—	—	—
December 31, 2001	64	—	(64)	—
Deferred Tax Valuation Allowance:
December 31, 2003	21,161	5,548	—	26,709
December 31, 2002	15,595	5,566	—	21,161
December 31, 2001	$9,873	$5,722	$—	$15,595

QuickLinks

CURON MEDICAL, INC. FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT AUDITORS
CURON MEDICAL, INC. Consolidated Balance Sheets (in thousands, except shares and per share data)
CURON MEDICAL, INC. Consolidated Statements of Operations (in thousands, except per share amounts)
CURON MEDICAL, INC. Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2003, 2002, and 2001 (in thousands)
CURON MEDICAL, INC. Consolidated Statements of Cash Flows (in thousands)
CURON MEDICAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular amounts in thousands, except share and per share data)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9a. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Auditor Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
Report of Independent Auditors on Financial Statement Schedule
Schedule II VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2003, 2002, and 2001 (Dollars in Thousands)