Form 10-Q
period 2004-03-31
CURON MEDICAL INC
filed 2004-05-10
CIK 1114365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2004, 24,419,849 shares of the Registrant’s Common Stock were outstanding.

CURON MEDICAL, INC.

PART I    FINANCIAL INFORMATION
Item 1.  Financial Statements

CURON MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$2,544	$4,865
Marketable securities	15,361	5,269
Accounts receivable, net	743	834
Inventories, net	1,289	1,063
Prepaid expenses and other current assets	805	863
Total current assets	20,742	12,894

Property and equipment, net	831	836
Other assets	121	124
Total assets	$21,694	$13,854

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$506	$517
Accrued liabilities	1,339	1,164
Litigation reserve	—	1,250
Total current liabilities	1,845	2,931

Other liabilities	161	115
Total liabilities	2,006	3,046

Contingencies (Note 4)	—	—

Stockholders’ equity:
Common stock	24	20
Additional paid-in capital	103,144	90,314
Deferred stock compensation	—	(4)
Accumulated deficit	(83,227)	(79,287)
Treasury stock	(234)	(234)
Accumulated other comprehensive income	(19)	(1)
Total stockholders’ equity	19,688	10,808

Total liabilities and stockholders’ equity	$21,694	$13,854

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended
	March 31, 2004	March 31, 2003

Revenues	$1,009	$709
Cost of goods sold	1,070	983

Gross loss	(61)	(274)

Operating expenses:
Research and development	497	453
Clinical and regulatory	353	315
Sales and marketing	2,069	1,402
General and administrative	985	920

Total operating expenses	3,904	3,090

Operating loss	(3,965)	(3,364)

Interest income	39	95
Other income (expense), net	(14)	4

Net loss	$(3,940)	$(3,265)

Net loss per share, basic and diluted	$(0.17)	$(0.16)

Shares used in computing net loss per share, basic and diluted	22,659	19,977

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended,
	March 31, 2004	March 31, 2003
Cash Flows From Operating Activities
Net loss	$(3,940)	$(3,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of litigation settlement	(1,250)	—
Depreciation and amortization	118	136
Stock-based compensation	31	44
(Gain)/loss on sale of property and equipment	3	(6)
Amortization of premium on securities, net	100	83
Changes in assets and liabilities:
Accounts receivable, net	91	252
Inventories, net	(226)	48
Prepaid expenses and other current assets	58	38
Accounts payable	(11)	(19)
Accrued liabilities	175	189
Other long-term assets and liabilities	49	(3)
Net cash used in operating activities	(4,802)	(2,503)

Cash Flows From Investing Activities
Purchase of property and equipment	(116)	(57)
Sale of property and equipment	—	6
Purchase of marketable securities	(11,960)	(3,101)
Proceeds from maturities of marketable securities	1,750	6,660
Net cash provided by (used in) investing activities	(10,326)	3,508

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	12,690	—
Proceeds from sale of stock options	117	—
Principal payments on notes payable	—	(42)
Net cash provided by (used in) financing activities	12,807	(42)
Net increase (decrease) in cash and cash equivalents	(2,321)	963
Cash and cash equivalents at beginning of period	4,865	8,570
Cash and cash equivalents at end of period	$2,544	$9,533

See accompanying notes to the condensed consolidated financial statements

CURON MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, tabular amounts in thousands, except per share data)

March 31, 2004

NOTE 1.   The Company and Summary of Significant Accounting Policies

The Company

Curon Medical, Inc. (the “Company”) was incorporated in the State of Delaware on May 1, 1997. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

The Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. The Company intends to finance its operations primarily through its cash and cash equivalents, revenues, marketable securities, and financing activities.  Management believes the Company currently has enough cash to fund operations for at least the next twelve months.  Should additional funding be required at any point in the future, alternative financing will be sought from various possible sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. There can be no assurance that the Company will be able to obtain such financing, or to obtain it on acceptable terms.  If the Company is unable to raise additional funds, operations will need to be substantially reduced in order to conserve working capital.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany balances and transactions.

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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC.

Net Loss Per Share

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended March 31,
	2004	2003
Numerator:
Net loss	$(3,940)	$(3,265)

Denominator:
Weighted average shares outstanding	22,659	19,994

Weighted average unvested common shares subject to repurchase	—	(17)

Weighted average shares used in basic and diluted net loss per share	22,659	19,977

Net loss per share	$(0.17)	$(0.16)

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

Equity instruments that could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share as their effect is antidilutive, are as follows:

	March 31, 2004	March 31, 2003
Unvested common shares (shares subject to repurchase)	—	15
Shares issuable through ESPP	89	80
Shares issuable upon exercise of stock options	3,621	3,116
Shares issuable upon exercise of warrants	1,475	569

Total	5,185	3,780

Stock Based Compensation

The Company accounts for its stock-based compensation using the method prescribed by APB No. 25. Had the Company determined its stock-based compensation based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the FAS 123 (as amended by SFAS No. 148) adjusted amounts indicated below:

	Quarter Ended March 31,
	2004	2003

Net loss, as reported	$(3,940)	$(3,265)
Add: Stock-based employee compensation expense in reported net loss	4	44
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(146)	(315)
Net loss - FAS 123 adjusted	$(4,082)	$(3,536)
Net loss per share - as reported Basic and diluted	$(0.17)	$(0.16)
Net loss per share - FAS 123 adjusted Basic and diluted	$(0.18)	$(0.18)

Product Warranty

The Company generally warrants its capital equipment products against defects for a period of one year and records a liability for such product warranty obligations at the time of sale based upon historical experience.  The Company also sells separately priced extended warranties to provide additional warranty coverage and recognizes the related revenue on a straight-line basis over the extended warranty period, which is generally one to four years.  Costs associated with services performed under the extended warranty obligation are expensed as incurred.

Changes in product warranty obligations, including separately priced extended warranty obligations, for the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
Balance as of the beginning of the year	$58	$44
Add:
Accruals for warranties issued	5	4
Revenue recognized under separately priced extended warranty obligations	(3)	(2)
Balance as of the end of the year	$60	$46

NOTE 2.   Inventories

	March 31, 2004	December 31, 2003
Inventories:
Raw material	$686	$712
Work-in-process	98	89
Finished goods	505	262

Total inventories, net	$1,289	$1,063

NOTE 3.   Deferred Stock Compensation

Stock-based compensation included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2004	2003

Cost of goods sold	$—	$5
Research and development	1	12
Clinical and regulatory	26	6
Sales and marketing	4	17
General and administrative	—	4

	$31	$44

NOTE 4.   Contingencies

In June 2001, a civil action was filed against the Company in the United States District Court, Western District of Kentucky, Louisville Division, alleging that the Plaintiff sustained a vagal nerve injury and damage to his gastrointestinal tract during a Stretta Procedure caused by the defective design and manufacture of the Company’s product. Plaintiff’s claims against the Company include strict liability for a product  alleged to be in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantability, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, the subject provided consent to proceed. Plaintiff is seeking a trial by jury and unspecified damages. This matter is still in the discovery, document production and deposition stage.  The trial date has been postponed and is currently scheduled to commence in February 2005. The Company believes Plaintiff’s claims are without merit. The Company believes that the resolution of this matter will not have a material effect, if any, on its business, financial position, results of operations and cash flows.

In June 2002, a civil action was filed against a number of defendants, including the Company, in the Court of Common Pleas, Philadelphia County, in the State of Pennsylvania, alleging that the Plaintiff sustained injury during a clinical trial for the Secca device caused by the device being defective and/or in an unreasonably dangerous condition. The Company has settled the case, resulting in a payment to Plaintiff in March 2004 of $1.25 million.  This amount had been reserved at December 31, 2003.

In April 2003, a civil action was filed against the Company in United States District Court for the Northern District of California by Federal Insurance Corporation, the Company’s insurance carrier, for rescission, reformation, and restitution in connection with the Company’s liability insurance policy. This policy covers, among other things, product liability claims made against the Company by people treated with the Company’s product.  There is a summary judgment motion scheduled for July 29, 2004 in this matter. Should the Company lose this motion, there will be no coverage in the Pennsylvania suit described above and the payment of the $1.25 million will be the limit of the Company’s liability in this case.  Should the Company win the motion, the $1.25 million may be reimbursed. If coverage is rescinded, any lawsuits filed arising out of any occurrences between May 22, 2002 and May 21, 2003 would not be covered by liability insurance.  The Company is not aware of any incident occurring in that time period that is believed would lead to a lawsuit.

NOTE 5.   Issuance of Common Stock and Warrants

On February 6, 2004, the Company raised approximately $13.5 million in gross proceeds from the private placement of common stock and warrants to several institutional investors.  Net proceeds to the Company after estimated offering costs and expenses were approximately $12.7 million.  The transaction involved the sale of 4,025,000 newly issued shares of the Company’s common stock at a price of $3.36 per share and warrants to purchase an aggregate of 905,625 shares of common stock an exercise price of $4.71 per share.   The common stock warrants have a five-year term and become exercisable on August 6, 2004.  The aggregate value of the common stock warrants was determined to be a part of the $13.5 million purchase price and has been classified within additional paid-in capital.  In addition, on or after August 6, 2007, should the Company’s stock price close at or above 175% of the exercise price on any 15 out of 30 consecutive trading days, and other certain conditions are met as defined in the warrant agreement, the Company has the right, on one occasion, to require the holders of the common stock warrants to exercise such common stock warrants.  The Company has determined the value of this right to be immaterial. The sale of the securities was deemed exempt from registration under the Securities Act in reliance upon Regulation D promulgated under the Securities Act.  The Company used the proceeds to purchase marketable securities in the form of commercial paper.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2003.

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to our expectations as to the rates of market adoption of our products, the timing and effect on market adoption of reimbursement approvals, the timing and extent of technical improvements to our products, and our ability to achieve higher sales volume for this fiscal year. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in “Factors That May Affect Future Results,” commencing on page 15, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements.

Overview

We were incorporated in May 1997. Business activities before January 1998 were negligible. Prior to December 31, 2000, we were in the development stage and until that time, we had devoted substantially all of our efforts to raising capital and developing our products.

In 1998, our primary activity was developing the Curon Control Module and Stretta Catheter for the treatment of gastroesophageal reflux disease, or GERD. In October 1999, we received CE Mark approval of the Stretta System, indicating that the Stretta System meets European Medical Device Directive, or MDD, standards allowing us to market it within the European Union. We received 510(k) clearance from the FDA in April 2000 and commercially launched in the United States in May 2000.

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

We are focusing our sales efforts in the United States through a direct sales force, supplemented by selected manufacturing representatives. In international markets, we rely primarily on third-party distributors. In November 2000, we incorporated a subsidiary company in Belgium to support European distributors’ sales, marketing and clinical efforts. As of March 31, 2004, this subsidiary had two employees. To date, we have international distribution agreements for the Stretta System in 17 European and Middle Eastern countries and in South Africa. The Secca System will also be sold through distributors in Europe, and the first commercial European Secca procedure was performed in March 2003. Our gross margins on sales through international third-party distributors will be lower than our gross margins on U.S. sales as a result of distributor discounts.

In the United States, health care providers generally rely upon third-party payers, principally private health insurance plans, but also Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. In general, these procedures are reimbursed in two parts at rates established by the various payers. The first part pays the hospital or similar institution for the use of their staff, facilities and the cost of the device that we supply. For procedures like the ones in which our products are used, Medicare uses a system based on the use of the appropriate CMS (Medicare) Ambulatory Procedure Coding, or APC, to determine facility reimbursement levels. This code values the Stretta procedure at $1,850. Private insurers will set their own reimbursement levels that typically are higher than the Medicare level. For the Secca procedure, we have received written notification from CMS that an APC for this procedure will be published on July 1, 2004. The amount allocated to this code will not be known until publication.

The second part pays the fees of the physician performing the procedure. If the American Medical Association, or AMA, has established a Category I Current Procedural Terminology code, or CPT code, with associated relative value units for a procedure, those relative value units are used by Medicare to set reimbursement levels. Private insurers will set their own reimbursement levels that typically are higher than the Medicare level. Until a Category I CPT code is established, the reimbursement levels for physicians are set individually by the various carriers.

Currently, the Stretta procedure has a Category III CPT code assigned to it that does not specify relative values. On January 1, 2005, the Stretta procedure will have a Category I CPT coding with relative value units assigned. The amount of these will not be known until final publication of the Category I code in November 2004. The Secca procedure has not yet been assigned a CPT code by the AMA nor have any relative value units been assigned for the performance of the procedure.

To date, we have generated limited revenues. Our revenues are, and will be, derived from the sale of our disposable devices, such as the Stretta Catheter and Secca Handpiece, and our radiofrequency generators. We expect that disposable sales will continue to form the basis of a recurring revenue stream. However, domestic disposable sales continue to grow more slowly than expected primarily due to difficulties encountered by our physician customers in obtaining reimbursement for the Stretta procedure on a case-by-case basis. Some of our customers also find the 45 minutes necessary to perform a Stretta procedure to be too time-consuming, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. Our strategies are designed to address these concerns by pursuing state and national reimbursement coverage, focusing on entrenching the therapy to promote repeat catheter sales, and incorporating technical improvements to our systems to reduce treatment times.

RESULTS OF OPERATIONS

Periods of three months ended March 31, 2004 and 2003.

Revenues

Revenues for the quarter ended March 31, 2004 were $1,009,000, compared to $709,000 for the same quarter in 2003. Stretta System products accounted for 92% and Secca System products accounted for 8% of the quarter’s revenues, In the first quarter of 2003, Stretta System products accounted for 89%, and Secca System products were 11% of the quarter’s revenues. The Stretta Control Module and Catheter accounted for 43% and 53%, respectively, of the Stretta product line sales for the quarter ended March 31, 2004, compared to 40% and 57%, respectively, for the same period in 2003. International sales accounted for $9,000 in the quarter ended March 31, 2004, compared to $69,000 in the same quarter of 2003, with the decrease related to difficulties in obtaining reimbursement internationally.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and disposable devices.  We also license a technology used in the generators we sell, and are required to pay licensing fees based on the sales price of the units.  We believe that there are alternative technologies that could be utilized should we choose to do so.  Cost of goods sold was $1.1 million in the quarter ended March 31, 2004, and  $983,000 for the same period in 2003.  Our sales have not yet reached a level that would absorb our manufacturing capacity to the extent that we would experience positive gross profit.

Research and development expenses

Research and development expenses consist primarily of personnel costs, professional services, animal studies, patent application and maintenance costs, materials, supplies and equipment.  Research and development expenses were $497,000 in the quarter ended March 31, 2004, and $453,000 for the same period in 2003.  The increase represents increased spending on patents.

Clinical and regulatory expenses

Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to regulatory agencies.  Clinical and regulatory expenses were $353,000 in the quarter ended March 31, 2004, and $315,000 for the same period in 2003.  The increase mainly represents increased patient enrollment in our Secca randomized clinical trial.

Sales and marketing expenses

Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses were $2.1 million in the quarter ended March 31, 2004, and $1.4 million for the same period in 2003.  Higher spending is related to increased headcount in the sales and marketing departments, as well as related increases in spending for travel and marketing expense.  Headcount and spending has increased as we position our sales, marketing and reimbursement teams for projected increased sales volumes.

General and administrative expenses

General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. General and administrative expenses were $985,000 in the quarter ended March 31, 2004, and $920,000 for the same period in 2003. Higher spending is related to an increase in insurance rates, legal spending, and investor relations.

Interest Income, net

During the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003, net interest income decreased by $56,000. The decrease was due to an average cash and investment decrease of approximately $7.0 million, and a decrease in investment yields from approximately 1.5% to 1.3%. Interest expense was not material for any period presented.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had $18.9 million in working capital and our primary source of liquidity was $17.9 million in cash and cash equivalents and marketable securities, compared to $10.0 million and $10.1 million, respectively, as of December 31, 2003.  Our cash, cash equivalents, and working capital have increased due to the proceeds from our private placement financing in February 2004. We intend to finance our operations primarily through our cash and cash equivalents, revenues, marketable securities, and financing activities. We believe, if our revenues increase and we maintain our control over operating costs, we have enough cash to fund operations for at least twelve months, and that alternative financing is available, if needed. However, there can be no assurance that such efforts will succeed or that sufficient funds will be made available.  If we are unable to raise additional funds, we may have to substantially reduce our operations to conserve working capital.

Cash used in operating activities was $4.8 million in the three month period ended March 31, 2004, and $2.5 million for the same period in 2003. Our loss for the first three months of 2004 was $3.9 million, compared to a loss of $3.3 million for the same period in 2003.  Increased cash use was due to the $1.25 million paid for the settlement of a lawsuit, an increase in inventories of $226,000, as we prepare to support the projected higher sales volume in the current year, and increased spending in the sales and marketing departments of $667,000, to support projected increased sales volume.

Cash used in investing activities was $10.3 million in the three months ended March 31, 2004, which consisted primarily of net purchases of marketable securities, as we invested the cash received from our private placement financing in February 2004.  As of March 31, 2004, we had no material commitments for capital expenditures. For the three months ended March 31, 2003, net cash provided by investing activities was $3.5 million, which consisted primarily of proceeds from net maturities and sales of marketable securities.

Cash provided by financing activities was $12.8 million in the three months ended March 31, 2004, related to the private placement of common stock to a group of institutional investors in the net amount of $12.7 million, in addition to $117,000 from sales of stock options. For the same period in 2003, cash used in financing activities was $42,000, primarily related to the payoff of a note payable to finance insurance policies.

We lease office, research and development, and manufacturing space under a noncancelable operating lease expiring in October 2006.  Future minimum payments under this lease are as follows:

2004	$309
2005	377
2006	318
Total future minimum lease payments	$1,004

In August 2002, we announced that our Board of Directors had authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares of our Common Stock in open market transactions at prices deemed appropriate by management, and administered pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. Shares have not been repurchased under this plan since 2002.

Factors That May Affect Future Results

We may never achieve or maintain significant revenues or profitability.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.6 million in 2003, $15.4 million in 2002, and $15.4 million in 2001 and $3.9 million for the three months ended March 31, 2004. As of March 31, 2004, we had an accumulated deficit of approximately $83.2 million. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We have generated limited revenues, and it is possible that we will never generate significant revenue from product sales. Even if we do achieve significant revenues from our product sales, we may continue to incur net losses and these losses may increase. It is possible that we will never achieve profitable operations.

If health care providers are not adequately reimbursed for the procedures, that use our products, or for the products themselves, we may never achieve significant revenues.

Our physician customers continue to encounter difficulties in easily obtaining reimbursement for the Stretta procedure on a case-by-case basis, and this continues to impact our ability to significantly increase revenues. We may not be successful at addressing these difficulties with our strategies of pursuing state-by-state, and also selected national, reimbursement coverage, focusing on promoting repeat catheter sales and incorporating technical improvements to our systems to reduce treatment times.

Curon has been actively seeking, and, in instances, receiving, positive coverage decisions from Medicare and private payers to reimburse physicians, hospitals and other health care providers for procedures using our products. There is, however, no assurance that local Medicare or private payers will choose to pay for this procedure. Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta procedure or the products. In the last year, Curon has received six Medicare coverage decisions covering nine states, one private payer national coverage decision and a number of private payer state coverage decisions. Some payers may refuse adequate reimbursement even though significant peer-reviewed data has been published. If users of our products cannot obtain sufficient reimbursement from health care payers for the Stretta procedure or the Stretta System disposables, then it is unlikely that our products will ever achieve increased market acceptance. The Secca procedure has not yet received any coding decision and there is little data yet regarding the willingness of third-party health care payers to reimburse the costs of the procedure. We cannot assure you that the procedure will ever be reimbursed. Failure to achieve reimbursement will have a serious negative effect on our revenues.

Reimbursement from third-party health care payers is uncertain due to factors beyond our control, and changes in third-party health care payers’ policies could adversely affect our sales growth.

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

Internationally, market acceptance of our products will be dependent upon the availability of adequate reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. Although we are seeking international reimbursement approvals, we cannot assure you that any such approvals will be obtained in a timely manner or at all. If foreign third-party payers do not adequately reimburse providers for the Stretta procedure and the products used with it, then our sales and revenue growth may be limited. During the quarter ended March 31, 2004, our international sales have decreased substantially to $9,000, due to reimbursement issues.

If physicians do not increase rates of adoption of our products, we will not achieve future sales growth.

To achieve increasing sales, our products must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. Our products represent a significant departure from conventional treatment methods. We believe that physicians will not increase rates of adoption of our systems unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that our systems provide an effective and attractive alternative to conventional means of treatment. Currently, there are 20 peer-reviewed journal articles on the Stretta procedure, including the results of our Stretta randomized trial, and three peer-reviewed journal articles on the Secca procedure. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. Future adverse events or recalls would also impact future acceptance rates. Additionally, some of our customers and potential customers also find the 45 minutes necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. If we cannot achieve increasing physician adoption rates of our products, we may never achieve significant revenues or profitability.

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

Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. Our primary competitors are large medical device manufacturers such as Ethicon Endosurgical and United States Surgical, manufacturers of instrumentation for anti-reflux surgery, and C.R. Bard, which manufactures an endoscopic sewing device for GERD. Other large, established companies have products that may, in the future, provide competition for the Stretta procedure. These include injectable products for the treatment of GERD, including one developed by Boston Scientific, and another developed by Medtronic, the latter of which is still at an experimental stage. Other competitive devices may be developed.

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

We do not feel that we compete with large pharmaceutical companies, such as AstraZeneca, Takeda Abbott Pharmaceutical, Wyeth Laboratories and Eisai, because candidate patients for Stretta are intolerant to drug therapy or have failed, or only partially responded to, drug therapy. However, these companies have an established relationship with the gastroenterology community and generate over $12 billion in annual U.S. revenues from the proton pump inhibitor drug class. We could be adversely affected if one or more pharmaceutical companies elects to market aggressively against our product, or if a new, more effective, pharmaceutical product is developed. For example, AstraZeneca has developed a new proton pump inhibitor, Nexium, for the treatment of GERD, which doctors may prescribe in lieu of recommending the Stretta procedure. Further, less expensive generic drugs have been introduced to treat GERD as AstraZeneca’s patent for Prilosec, the leading prescription medication for the treatment of GERD, expired in 2001. Prilosec is also now available over the counter.

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

We depend on the suppliers who provide the materials and components used in our products, and if we lose our relationship with any individual suppliers, we will face regulatory requirements with regard to replacement suppliers that could delay the manufacture of our products.

Third-party suppliers provide materials and components used in our products, some of which are the single and/or sole source for the components they provide. If any of our suppliers become unwilling or unable to supply us with our requirements, replacement or alternative sources might not be readily obtainable due to regulatory requirements applicable to our manufacturing operations. Obtaining components from a new supplier may require a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. This process may take a substantial period of time, and we cannot assure you that we would be able to obtain the necessary regulatory clearance or approval. This could create supply disruptions that would reduce our product sales and revenue.

If we, or our suppliers, fail to comply with the FDA Quality System Regulation, manufacturing operations could be delayed and our business could be harmed.

Our manufacturing processes are required to comply with the Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. Our first QSR inspection was in March 2001, and we were also inspected in July 2003. There were no significant findings from either inspection. If we fail any future QSR inspections, our operations could be disrupted and our manufacturing delayed. Failure to take corrective action in response to a QSR inspection could force a shut-down of our manufacturing operations and a recall of our products, which would have a material adverse effect on our product sales, revenues, expected revenues and profitability. Furthermore, we cannot assure you that our key component suppliers are, or will continue to be, in compliance with applicable regulatory requirements, will not encounter any manufacturing difficulties, or will be able to maintain compliance with regulatory requirements. Any such event could have a material adverse effect on our available inventory and product sales.

Our failure to obtain or maintain necessary FDA clearances or approvals could hurt our ability to commercially distribute and market our products in the United States.

Our products are medical devices and are therefore subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process usually takes from four to twelve months, but may take longer. The premarket application, or PMA, approval process is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. Delays in obtaining regulatory clearance or approval will adversely affect our revenues and profitability.

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

To date we have international distribution agreements for Europe, Asia, and South Africa. To successfully market our products internationally, we must address many issues with which we have little or no experience. We have obtained regulatory clearance to market the Stretta System in the European Union, Australia and Canada and to market the Secca System in the European Union and Canada, but we have not obtained any other international regulatory approvals for other markets or products. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, although contracts already signed with European distributors specify payment in U.S. dollars, future international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

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

The development, manufacture and sale of medical products involves a significant risk of product liability claims. The use of any of our products may expose us to liability claims, which could divert management’s attention from our core business, could be expensive to defend, and could result in substantial damage awards against us. For example, we are currently a party to a product liability lawsuit where there are allegations that our products are defectively designed and that we were negligent in manufacturing our products.

We maintain product liability insurance at coverage levels we believe to be commercially acceptable, and we re-evaluate annually whether we need to obtain additional product liability insurance. However there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on the same or substantially similar terms, or at all. Our former product liability insurance carrier has filed a civil action against us asking for rescission of coverage as it relates to the lawsuit we recently settled for $1.25 million. Any product liabilities claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. If the carrier’s suit is successful, we will not recover any of the settlement amount paid, or any amounts in settlement of any future product liability action arising in the coverage period relating to this specific carrier.

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

There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry. Because we rely on unique technology to develop and manufacture innovative products, we are especially sensitive to the risk of infringing intellectual property rights. While we attempt to ensure that our products do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products, and the methods they employ, are covered by patents held by them or invented by them before they were invented by us. Although we may seek to obtain a license or other agreement under a third party’s intellectual property rights to bring an end to certain claims or actions asserted against us, we may not be able to obtain such an agreement on reasonable terms or at all. If we were not successful in obtaining a license or redesigning our products, our product sales and profitability could suffer, and we could be subject to litigation and potentially substantial damage awards.

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

Future changes in financial accounting standards or practices or may cause adverse unexpected fluctuations and affect our reported results of operations.

Any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board (FASB) has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. In addition, the FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods and inputs and may yield significantly different results. If another party asserts that the fair values of our employee stock options are misstated, securities class action litigation could be brought against us and/or the market price of our common stock could decline.

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

Our stockholder rights plan, certificate of incorporation, bylaws, and Delaware law contain provisions that could discourage a takeover.

In November 2001, we adopted a stockholder rights plan. The purpose of the plan is to assure fair value in the event of a future unsolicited business combination or similar transaction involving us. If an individual or entity accumulates 15% of our stock, or 20% in the case of certain existing stockholders, the rights become exercisable for additional shares of our common stock or, if followed by a merger or other business combination where we do not survive, additional shares of the acquirer’s common stock. The intent of these rights is to force a potential acquirer to negotiate with the Board to increase the consideration paid for our stock. The existence of this plan, however, may deter a potential acquirer, which could negatively impact shareholder value.

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

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

We invest our excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of eighteen months or less when acquired, with an average maturity date of at least six months. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

In June 2001, a civil action was filed against us in the United States District Court, Western District of Kentucky, Louisville Division, in which the plaintiff alleges that he sustained a nerve injury and damage to his gastrointestinal tract during a Stretta Procedure caused by the defective design and manufacture of our product. Plaintiff’s claims against us include strict liability for a product  alleged to be in a defective and unreasonably dangerous condition, negligence in the design and manufacturing of the product, breach of implied warranty of merchantability, and loss of consortium. Plaintiff was a subject in a randomized clinical trial and had been provided with an approved Informed Consent form and counseling by the physician. Prior to treatment, Plaintiff provided consent to proceed. Plaintiff is seeking a trial by jury and unspecified damages. This matter is still in the discovery, document production and deposition stage.  The trial date has been postponed and is currently scheduled to commence in February 2005. We believe Plaintiff’s claims are without merit.  The Company believes that the resolution of this matter will not have a material effect, if any, on its business, financial position, results of operations and cash flows.

In June 2002, a civil action was filed against a number of defendants, including Curon, in the Court of Common Pleas, Philadelphia County, in the State of Pennsylvania, alleging that the plaintiff sustained injury during a clinical trial for the Secca device caused by the device being defective and/or in an unreasonably dangerous condition. We have settled the case, resulting in a payment to Plaintiff in March 2004 of $1.25 million.  This amount had been reserved at December 31, 2003.

In April 2003, a civil action was filed against us in United States District Court for the Northern District of California by Federal Insurance Corporation, our insurance carrier, for rescission, reformation, and restitution in connection with our liability insurance policy. This policy covers, among other things, product liability claims made against us by people treated with our product. There is a summary judgment motion scheduled to be heard July 29, 2004 in this matter. Should the Company lose this motion, there will be no coverage in the Pennsylvania suit described above and the payment of the $1.25 million will be the limit of the Company’s liability in this case. Should the Company win the motion, the $1.25 million may be reimbursed.   If coverage is rescinded, any lawsuits filed arising out of any occurrences between May 22, 2002 and May 21, 2003 would not be covered by liability insurance.  We are not aware of any incident occurring in that time period that we believe would lead to a lawsuit.

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

(b)   Reports on Form 8-K.

 During the quarter ended March 31, 2004, we filed the following: a Current Report on Form 8-K dated January 29, 2004, reporting under Items 7 and 12 the issuance of a press release (Exhibit 99.1 to such filing) announcing the results for the quarter ended December 31, 2003; and a Current Report on Form 8-K dated February 6, 2004, reporting under Items 5 and 7 the issuance of a press release (Exhibit 99.1 to such filing) announcing the Securities Purchase Agreement dated February 4, 2004 (Exhibit 10.24 to such filing) and the form of warrant to purchase shares of common Stock (Exhibit 4.4 to such filing).

CURON MEDICAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURON MEDICAL, INC.
(Registrant)

Date: May 10, 2004	By:	/s/ LARRY C. HEATON II
Larry C. Heaton II President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)