Form 10-Q/A
period 2004-03-31
CURON MEDICAL INC
filed 2004-10-22
CIK 1114365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 4, 2004, 24,419,849 shares of the Registrant’s Common Stock were outstanding.

EXPLANATORY NOTE

Curon Medical, Inc. is amending and restating its Form 10-Q for the quarter ended March 31, 2004 in its entirety, as set forth herein commencing on page 9, to reflect adjustments to its condensed consolidated financial statements and Management’s Discussion and Analysis relating to the deferral of revenue and cost of goods sold relating to the inappropriate recognition of revenue and adjustments relating to the recognition, classification and valuation of warrants issued during the quarter.

CURON MEDICAL, INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CURON MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31, 2004	December 31, 2003
	(restated)
Assets
Current assets:
Cash and cash equivalents	$2,544	$4,865
Marketable securities	15,361	5,269
Accounts receivable, net	674	834
Inventories, net	1,337	1,063
Prepaid expenses and other current assets	805	863

Total current assets	20,721	12,894
Property and equipment, net	831	836
Other assets	121	124

Total assets	$21,673	$13,854

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$506	$517
Accrued liabilities	1,373	1,164
Litigation reserve	—	1,250

Total current liabilities	1,879	2,931
Warrant liability	1,225	—
Other liabilities	161	115

Total liabilities	3,265	3,046

Contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock	24	20
Additional paid-in capital	101,476	90,314
Deferred stock compensation	—	(4)
Accumulated deficit	(82,839)	(79,287)
Treasury stock	(234)	(234)
Accumulated other comprehensive income	(19)	(1)

Total stockholders’ equity	18,408	10,808

Total liabilities and stockholders’ equity	$21,673	$13,854

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended
	March 31, 2004	March 31, 2003

	(restated)
Revenues	$906	$709
Cost of goods sold	1,022	983

Gross loss	(116)	(274)

Operating expenses:
Research and development	497	453
Clinical and regulatory	353	315
Sales and marketing	2,069	1,402
General and administrative	985	920

Total operating expenses	3,904	3,090

Operating loss	(4,020)	(3,364)
Interest income	39	95
Decrease in warrant liability	443	—
Other income (expense), net	(14)	4

Net loss	$(3,552)	$(3,265)

Net loss per share, basic and diluted	$(0.16)	$(0.16)

Shares used in computing net loss per share, basic and diluted	22,659	19,977

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended,
	March 31, 2004	March 31, 2003
	(restated)
Cash Flows From Operating Activities
Net loss	$(3,552)	$(3,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of litigation settlement	(1,250)	—
Decrease in warrant liability	(443)	—
Depreciation and amortization	118	136
Stock-based compensation	31	44
(Gain)/loss on sale of property and equipment	3	(6)
Amortization of premium on securities, net	100	83
Changes in assets and liabilities:
Accounts receivable, net	160	252
Inventories, net	(274)	48
Prepaid expenses and other current assets	58	38
Accounts payable	(11)	(19)
Accrued liabilities	209	189
Other long-term assets and liabilities	49	(3)

Net cash used in operating activities	(4,802)	(2,503)

Cash Flows From Investing Activities
Purchase of property and equipment	(116)	(57)
Sale of property and equipment	—	6
Purchase of marketable securities	(11,960)	(3,101)
Proceeds from maturities of marketable securities	1,750	6,660

Net cash provided by (used in) investing activities	(10,326)	3,508

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants	12,690	—
Proceeds from exercise of stock options	117	—
Principal payments on notes payable	—	(42)

Net cash provided by (used in) financing activities	12,807	(42)

Net increase (decrease) in cash and cash equivalents	(2,321)	963
Cash and cash equivalents at beginning of period	4,865	8,570

Cash and cash equivalents at end of period	$2,544	$9,533

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

Net Loss Per Share

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended March 31,
	2004	2003
	(restated)
Numerator:
Net loss	$(3,552)	$(3,265)

Denominator:
Weighted average shares outstanding	22,659	19,994
Weighted average unvested common shares subject to repurchase	—	(17)

Weighted average shares used in basic and diluted net loss per share	22,659	19,977

Net loss per share	$(0.16)	$(0.16)

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

Stock Based Compensation

The Company accounts for its stock-based compensation using the method prescribed by APB No. 25. Had the Company determined its stock-based compensation based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the FAS 123 (as amended by SFAS No. 148) adjusted amounts indicated below:

	Quarter Ended March 31,
	2004	2003
	(restated)
Net loss, as reported	$(3,552)	$(3,265)

Add: Stock-based employee compensation expense in reported net loss	4	44
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(146)	(315)

Net loss - FAS 123 adjusted	$(3,694)	$(3,536)

Net loss per share - as reported
Basic and diluted	$(0.16)	$(0.16)

Net loss per share - FAS 123 adjusted
Basic and diluted	$(0.16)	$(0.18)

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

Changes in product warranty obligations, including separately priced extended warranty obligations, for the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
Balance as of the beginning of the period	$58	$44
Add:
Accruals for warranties issued	5	4
Revenue recognized under separately priced extended warranty obligations	(3)	(2)

Balance as of the end of the period	$60	$46

NOTE 2. Restatement

On August 18, 2004, the Company issued a press release and filed a Current Report on Form 8-K announcing an internal investigation by its Audit Committee regarding revenue recognition of certain sales transactions and improper information given by sales personnel to certain customers with regard to reimbursement coding. As a result of the internal investigation, the Audit Committee and management determined the Company had inappropriately recognized $103,000 in revenue during the first quarter ended March 31, 2004. These improperly recognized revenue transactions resulted from sales employees offering unauthorized and undocumented rights of return and exchange to customers in the amount of $34,000, and the recognition of revenue in the amount of $69,000 upon shipment of product through a certain distributor that should not have been recognized as the product was not delivered to the end customer. After adjusting the revenue and related cost of goods sold impact, net loss increased by $55,000 ($0.002 per basic share).

The Company also announced on August 18, 2004, that it had identified an error related to the classification of the warrants issued in connection with the Company’s February 6, 2004 private placement of common stock and warrants (See Note 3). These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company and as such, must be recorded as a liability in the consolidated balance sheet. Accordingly, the Company has reclassified the warrant from equity, where it was originally recorded, to a liability at fair value. The liability is adjusted to its current fair value at the end of each reporting period. This fair value adjustment resulted in a $443,000 reduction to net loss ($0.02 per basic share) for the period ended March 31, 2004.

Consequently, the condensed consolidated financial statements for the first quarter of 2004 are restated in this Form 10-Q/A. These restated condensed consolidated financial statements reflect adjustments relating to the deferral of revenue and cost of goods sold relating to the premature recognition of revenue and adjustments relating to the recognition, classification and valuation of the warrants.

For the three months ended March 31, 2004, total revenue decreased to $906,000 from $1.009 million and net loss decreased to $3.552 million from $3.940 million (basic and diluted loss per share decreased to $0.16 from $0.17), each as compared to the amounts previously reported by the Company on its Form 10-Q filed on May 10, 2004.

The principal effects of these adjustments on the accompanying condensed consolidated financial statements are as follows:

	Condensed Consolidated Balance Sheet March 31, 2004
	As restated	As previously reported
Accounts receivable, net	$674	$743
Inventories, net	1,337	1,289
Total current assets	20,721	20,742
Accrued liabilities	1,373	1,339
Warrant liability	1,225	—
Total liabilities	3,265	2,006
Additional paid-in capital	101,476	103,144
Accumulated deficit	(82,839)	(83,227)
Total stockholders’ equity	18,408	19,688

	Condensed Consolidated Statement of Operations For the three months ended March 31, 2004
	As restated	As previously reported
Revenues	$906	$1,009
Cost of goods sold	1,022	1,070
Gross loss	(116)	(61)
Operating loss	(4,020)	(3,965)
Decrease in warrant liability	443	—
Net loss	(3,552)	(3,940)
Net loss per share, basic and diluted	(0.16)	(0.17)

	Condensed Consolidated Statement of Cash Flows For the three months ended March 31, 2004
	As restated	As previously reported
Net loss	$(3,552)	$(3,940)
Decrease in warrant liability	(443)	—
Changes in assets and liabilities:
Accounts receivable, net	160	91
Inventories, net	(274)	(226)
Accrued liabilities	209	175
Net cash used in operating activities (unchanged)	(4,802)	(4,802)

The Audit Committee also reviewed certain transactions for the year ended December 31, 2003 in its investigation and determined that no revision is required to the previously issued annual financial statements for the year ended December 31, 2003, included in the annual report on Form 10-K.

NOTE 3. Issuance of Common Stock and Warrants (as restated)

On February 6, 2004, the Company raised approximately $13.5 million in gross proceeds from the private placement of common stock and warrants to several institutional investors. Net proceeds to the Company after estimated offering costs and expenses were approximately $12.7 million. The transaction involved the sale of 4,025,000 newly issued shares of the Company’s common stock at a price of $3.36 per share and warrants to purchase an aggregate of 905,625 shares of common stock with an exercise price of $4.71 per share. The common stock warrants have a five-year term and become exercisable on August 6, 2004. In addition, on or after August 6, 2007, should the Company’s stock price close at or above 175% of the exercise price on any 15 out of 30 consecutive trading days, and other certain conditions are met as defined in the warrant agreement, the Company has the right, on one occasion, to require the holders of the common stock warrants to exercise such common stock warrants. These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company. As a result, the aggregate fair value of the warrants of $1.7 million was recorded as a liability with the remaining net proceeds of $11 million recorded as equity in the accompanying restated condensed consolidated balance sheet. The warrants were valued on February 6, 2004 using the Black-Scholes model with the following assumptions: 5 year expected life, risk free interest rate of 3.23%, dividend yield of zero and a weighted average volatility of 73%.

The fair value of the warrants and the corresponding liability is re-measured at each reporting period with any change in fair value being recorded as a non-operating item in the statement of operations. The aggregate fair value of the warrant decreased from $1.7 million to $1.2 million during the period ended March 31, 2004, which resulted in the Company recording a benefit in the restated condensed consolidated statement of operations of $443,000. The warrants were valued on March 31, 2004 using the Black-Scholes model with the following assumptions: 4.8 year expected life, risk free interest rate of 2.86%, dividend yield of zero, and a weighted average volatility of 72%.

NOTE 4. Inventories

	March 31, 2004 (restated)	December 31, 2003
Inventories:
Raw material	$686	$712
Work-in-process	98	89
Finished goods	553	262

Total inventories, net	$1,337	$1,063

NOTE 5. Deferred Stock Compensation

Stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2004	2003
Cost of goods sold	$—	$5
Research and development	1	12
Clinical and regulatory	26	6
Sales and marketing	4	17
General and administrative	—	4

	$31	$44

NOTE 6. Contingencies

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

In April 2003, a civil action was filed against the Company in United States District Court for the Northern District of California by Federal Insurance Corporation, the Company’s insurance carrier, for rescission, reformation, and restitution in connection with the Company’s liability insurance policy. This policy covers, among other things, product liability claims made against the Company by people treated with the Company’s product. The Company is currently expecting the results of a summary judgment motion. Should the Company lose this motion, there will be no coverage in the Pennsylvania suit described above and the payment of the $1.25 million will be the limit of the Company’s liability in this case. Should the Company win the motion, the $1.25 million may be reimbursed. If coverage is rescinded, any lawsuits filed arising out of any occurrences between May 22, 2002 and May 21, 2003 would not be covered by liability insurance. The Company is not aware of any incident occurring in that time period that is believed would lead to a lawsuit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2003.

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to our expectations as to the rates of market adoption of our products, the timing and effect on market adoption of reimbursement approvals, the timing and extent of technical improvements to our products, and our ability to achieve higher sales volume for this fiscal year. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in “Factors That May Affect Future Results,” commencing on page 16, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements.

Restatement

On August 18, 2004, we issued a press release and filed a Current Report on Form 8-K announcing an internal investigation by our Audit Committee regarding revenue recognition of certain sales transactions and improper information given by sales personnel to certain customers with regard to reimbursement coding. As a result of the internal investigation, the Audit Committee and management determined that we had inappropriately recognized $103,000 in revenue during the first quarter ended March 31, 2004. These improperly recognized revenue transactions resulted from sales employees offering unauthorized and undocumented rights of return and exchange to customers in the amount of $34,000, and the recognition of revenue in the amount of $69,000 upon shipment of product through a certain distributor that should not have been recognized as the product was not delivered to the end customer. After adjusting the revenue and related cost of goods sold impact, net loss increased by $55,000 ($0.002 per basic share).

We also announced on August 18, 2004 that we had identified an error related to the classification of the warrants issued in connection with our February 6, 2004 private placement of common stock and warrants (See Note 3 to the Financials). These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company and as such, must be recorded as a liability in the consolidated balance sheet. Accordingly, we have reclassified the warrant from equity, where it was originally recorded, to a liability, where it is subject to quarterly mark to market accounting resulting in a $443,000 reduction to net loss ($0.02 per basic share).

Consequently, the condensed consolidated financial statements for the first quarter of 2004 are restated in this Form 10-Q/A. These restated condensed consolidated financial statements reflect adjustments relating to the deferral of revenue and cost of goods sold relating to the premature recognition of revenue and adjustments relating to the recognition, classification and valuation of the warrants.

For the three months ended March 31, 2004, total revenue decreased to $906,000 from $1.009 million and basic and diluted loss per share decreased to $0.16 from $0.17, each as compared to the amounts previously reported by us on our Form 10-Q filed on May 10, 2004.

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

RESULTS OF OPERATIONS

Periods of three months ended March 31, 2004 (as restated) and 2003.

Revenues

Revenues for the quarter ended March 31, 2004 were $906,000, compared to $709,000 for the same quarter in 2003. Stretta System products accounted for 93% and Secca System products accounted for 6% of the quarter’s revenues, In the first quarter of 2003, Stretta System products accounted for 89%, and Secca System products were 11% of the quarter’s revenues. The Stretta Control Module and Catheter accounted for 42% and 53%, respectively, of the Stretta product line sales for the quarter ended March 31, 2004, compared to 40% and 57%, respectively, for the same period in 2003. International sales accounted for $9,000 in the quarter ended March 31, 2004, compared to $69,000 in the same quarter of 2003, with the decrease related to difficulties in obtaining reimbursement internationally.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and disposable devices. We also license a technology used in the generators we sell, and are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Cost of goods sold was $1.0 million in the quarter ended March 31, 2004, and $983,000 for the same period in 2003. Our sales have not yet reached a level that would absorb our manufacturing capacity to the extent that we would experience positive gross profit.

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

Decrease in warrant liability

Our sale of 4,025,000 newly issued shares on February 6, 2004, included warrants to purchase an additional 905,625 shares of common stock. These warrants provide for cash redemption by the holders upon the occurrence of certain events outside our control. As a result, the aggregate fair value of the warrants of $1.7 million, determined using the Black-Scholes model, was recorded as a liability with subsequent changes to the fair value of the warrants being recorded as a non-operating item through the statement of operations. The fair value of the warrant decreased from $1.7 million to $1.2 million resulting in us recording a benefit of $443,000 in the period ending March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had $18.8 million in working capital and our primary source of liquidity was $17.9 million in cash and cash equivalents and marketable securities, compared to $10.0 million and $10.1 million, respectively, as of December 31, 2003. Our cash, cash equivalents, and working capital have increased due to the proceeds from our private placement financing in February 2004. We intend to finance our operations primarily through our cash and cash equivalents, revenues, marketable securities, and financing activities. We believe that if we maintain our control over operating costs, we have enough cash to fund operations for at least twelve months, and that alternative financing is available, if needed. However, there can be no assurance that such efforts will succeed or that sufficient funds will be made available. If we are unable to raise additional funds, we may have to substantially reduce our operations to conserve working capital.

Cash used in operating activities was $4.8 million in the three month period ended March 31, 2004, and $2.5 million in the same period in 2003. Our loss for the first three months of 2004 was $3.5 million, compared to a loss of $3.3 million for the same period in 2003. Increased cash use was due to the $1.25 million paid for the settlement of a lawsuit, an increase in inventories of $274,000, as we prepare to support the projected higher sales volume in the current year, and increased spending in the sales and marketing departments of $667,000, to support projected increased sales volume.

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

Cash provided by financing activities was $12.8 million in the three months ended March 31, 2004, related to the private placement of common stock and warrants to a group of institutional investors in the net amount of $12.7 million, in addition to $117,000 from the exercise of stock options. For the same period in 2003, cash used in financing activities was $42,000, primarily related to the payoff of a note payable to finance insurance policies.

We lease office, research and development, and manufacturing space under a non-cancelable operating lease expiring in October 2006. Future minimum payments under this lease are as follows:

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

Factors That May Affect Future Results

Our internal controls may not be sufficient to ensure timely and reliable financial information.

We have recently restated our financial results for the quarter ended March 31, 2004 to reflect adjustments to our previously reported financial information. The restatements arose, in part, out of an internal investigation by the Audit Committee. As a result of the investigation, the Audit Committee determined that certain sales employees had improperly offered rights of return and exchange in violation of our revenue recognition policy, and a manufacturer’s representative had not actually made sales that it had reported to the Company. As a result of this investigation, we were also unable to timely file the Form 10-Q for the quarter ended June 30, 2004 and to timely announce our financial results for the quarter ended June 30, 2004.

Our Audit Committee, with the assistance of independent legal and accounting advisors, recently evaluated the effectiveness of our disclosure controls and procedures. As a result of this evaluation, our Board of Directors has directed management to implement and management has implemented additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately. These measures include the adoption of a Disclosure Committee Charter, the adoption of a written revenue recognition policy, further controls on shipment of products for revenue transactions, and additional training of our sales and marketing staff to minimize the risk of revenue recognition errors. Given the additional measures adopted by the company, we believe that our disclosure controls and procedures are now effectively designed to ensure that information we are required to disclose in reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, the effectiveness of our controls and procedures are still limited by a variety of factors including:

•	Faulty human judgment and simple errors, omissions or mistakes;

•	Fraudulent action of an individual or collusion of two or more people;

•	Inappropriate management override of procedures; and

•	The possibility that our enhanced controls and procedures may still not be adequate to assure timely and accurate financial information.

If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to delisting, and civil or criminal sanctions.

Due to our failure to meet the continued listing standards for the Nasdaq SmallCap Market, we may be delisted from the Nasdaq SmallCap Market. This may adversely affect our ability to raise capital.

Due to an internal investigation commenced by our Audit Committee, we were unable to file our second quarter Form 10-Q on a timely basis. As a result, the Nasdaq Listing Qualifications Department notified the Company that it was not in compliance with the requirements of Nasdaq Marketplace Rule 4310(c)(14), affixed an ‘E’ to the end of our trading symbol, and subjected the Company to delisting proceedings. The Company appealed this determination. If our appeal is unsuccessful and we are delisted, trading in our common stock could be subject to the so-called “penny stock” rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in those securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market on our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. These rules could further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. If we are delisted from the Nasdaq SmallCap Market, our stock price is likely to decline significantly.

We may never achieve or maintain significant revenues or profitability.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.6 million in 2003, $15.4 million in 2002, and $15.4 million in 2001 and $3.6 million for the three months ended March 31, 2004. As of March 31, 2004, we had an accumulated deficit of approximately $82.8 million. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We have generated limited revenues, and it is possible that we will never generate significant revenue from product sales. Even if we do achieve significant revenues from our product sales, we may continue to incur net losses and these losses may increase. It is possible that we will never achieve profitable operations.

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

Our products are medical devices and are therefore subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or pre-market approval from the FDA. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process usually takes from four to twelve months, but may take longer. The pre-market application, or PMA, approval process is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. Delays in obtaining regulatory clearance or approval will adversely affect our revenues and profitability.

Although we have obtained 510(k) clearance for both the Stretta System, for use in treating GERD, and the Secca System, for treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback, our clearance can be revoked if post-marketing data demonstrates safety issues or lack of effectiveness. Moreover, we will need to obtain 510(k) clearance or PMA approval to market any other new products. We cannot assure you that the FDA will not impose the more burdensome PMA approval process upon this technology in the future. More generally, we cannot assure you that the FDA will ever grant 510(k) clearance or pre-market approval for any product we propose to market. If the FDA withdraws or refuses to grant approvals, we will be unable to market such products in the United States.

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

We have restated our financial results for the quarter ended March 31, 2004 to reflect adjustments to our previously reported financial information. The restatements arose, in part, out of an internal investigation by the Audit Committee. As a result of the investigation, the Audit Committee determined that certain sales employees had improperly offered rights of return and exchange in violation of our revenue recognition policy, and a manufacturer’s representative had not actually delivered product that it had reported as sales to the Company. The individuals involved were immediately terminated and the contract with the manufacturer’s representation was cancelled.

An error related to the initial valuation, classification, and subsequent accounting of the warrants issued in connection with the Company’s February 6, 2004, private placement of common stock and warrants also required the adjustment of the previously issued financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

In connection with the restatement of our financial results for the quarter ended March 31, 2004, our independent registered public accounting firm identified material weaknesses in our internal controls and procedures. Management and our Audit Committee, with the assistance of independent legal and accounting advisors also evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on its investigation, Management and our Audit Committee concluded that our disclosure controls and procedures were not effectively designed to ensure that information we were required to disclose in that filing was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As a result of this investigation, our Board of Directors has adopted and management has implemented additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately.

These measures include:

•	The adoption of a Disclosure Committee Charter;

•	The adoption of a written revenue recognition policy;

•	Further controls on shipment of products for revenue transactions;

•	The modification of the Company’s form of invoice to indicate that there is no right of return and exchange;

•	Additional training of our sales and marketing staff to minimize the risk of revenue recognition errors; and

•	hiring or training an in-house finance professional, and/or consulting with an outside expert, with extensive experience concerning the accounting issues associated with complex equity and derivative instruments, prior to any such instruments being issued in the future.

Given the additional measures adopted by the company since June 30, 2004, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are now effectively designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

We believe changes to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitation include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed previously, however, we have recently implemented additional measures to improve our internal controls over financial reporting. Those measures took effect after the period covered by this report.

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

In April 2003, a civil action was filed against us in United States District Court for the Northern District of California by Federal Insurance Corporation, our insurance carrier, for rescission, reformation, and restitution in connection with our liability insurance policy. This policy covers, among other things, product liability claims made against us by people treated with our product. The Company is currently expecting the result of a summary judgment motion. Should the Company lose this motion, there will be no coverage in the Pennsylvania suit described above and the payment of the $1.25 million will be the limit of the Company’s liability in this case. Should the Company win the motion, the $1.25 million may be reimbursed. If coverage is rescinded, any lawsuits filed arising out of any occurrences between May 22, 2002 and May 21, 2003 would not be covered by liability insurance. We are not aware of any incident occurring in that time period that we believe would lead to a lawsuit.

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

CURON MEDICAL, INC. (Registrant)

Date: October 22, 2004	By:	/s/ LARRY C. HEATON II
Larry C. Heaton II President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)