Form 10-Q
period 2004-06-30
CURON MEDICAL INC
filed 2004-10-22
CIK 1114365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

As of August 4, 2004, 24,466,368 shares of the Registrant’s Common Stock were outstanding.

CURON MEDICAL, INC.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

CURON MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$1,828	$4,865
Marketable securities	12,059	5,269
Accounts receivable, net	580	834
Inventories, net	1,280	1,063
Prepaid expenses and other current assets	1,234	863

Total current assets	16,981	12,894

Property and equipment, net	957	836
Other assets	121	124

Total assets	$18,059	$13,854

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$403	$517
Accrued liabilities	1,338	1,164
Notes payable	398	—
Litigation reserve	—	1,250

Total current liabilities	2,139	2,931

Warrant liability	546	—
Other liabilities	156	115

Total liabilities	2,841	3,046

Contingencies (Note 5)	—	—

Stockholders’ equity:
Common stock	24	20
Additional paid-in capital	101,523	90,314
Deferred stock compensation	—	(4)
Accumulated deficit	(86,050)	(79,287)
Treasury stock	(234)	(234)
Accumulated other comprehensive income	(45)	(1)

Total stockholders’ equity	15,218	10,808

Total liabilities and stockholders’ equity	$18,059	$13,854

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues	$931	$868	$1,837	$1,577
Cost of goods sold	1,110	1,046	2,132	2,029

Gross loss	(179)	(178)	(295)	(452)

Operating expenses:
Research and development	433	464	930	917
Clinical and regulatory	282	320	635	635
Sales and marketing	2,009	1,852	4,078	3,254
General and administrative	1,028	829	2,013	1,749

Total operating expenses	3,752	3,465	7,656	6,555

Operating loss	(3,931)	(3,643)	(7,951)	(7,007)

Interest income	42	66	81	161
Decrease in warrant liability	679	—	1,122	—
Other income (expense), net	(1)	2	(15)	6

Net loss	$(3,211)	$(3,575)	$(6,763)	$(6,840)

Net loss per share, basic and diluted	$(0.13)	$(0.18)	$(0.29)	$(0.34)

Shares used in computing net loss per share, basic and diluted	24,385	20,055	23,522	20,016

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended,
	June 30, 2004	June 30, 2003
Cash Flows From Operating Activities
Net loss	$(6,763)	$(6,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of litigation settlement	(1,250)	—
Decrease of warrant liability	(1,122)	—
Depreciation and amortization	246	269
Stock-based compensation	4	34
(Gain)/loss on sale of property and equipment	11	(6)
Amortization of premium on securities, net	276	172
Changes in assets and liabilities:
Accounts receivable, net	254	62
Inventories, net	(217)	141
Prepaid expenses and other current assets	(371)	(110)
Accounts payable	(114)	149
Accrued liabilities	174	156
Other long-term assets and liabilities	44	(4)

Net cash used in operating activities	(8,828)	(5,977)

Cash Flows From Investing Activities
Purchase of property and equipment	(378)	(111)
Proceeds from disposition of property and equipment	—	6
Purchase of marketable securities	(11,960)	(6,591)
Proceeds from maturities of marketable securities	4,850	12,546

Net cash provided by (used in) investing activities	(7,488)	5,850

Cash Flows From Financing Activities
Principal payments on notes payable	(251)	(86)
Proceeds from issuance of notes payable	649	309
Proceeds from issuance of common stock, net	12,658	—
Proceeds from exercise of stock options and ESPP	223	49

Net cash provided by financing activities	13,279	272

Net increase (decrease) in cash and cash equivalents	(3,037)	145
Cash and cash equivalents at beginning of period	4,865	8,570

Cash and cash equivalents at end of period	$1,828	$8,715

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

The Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. The Company intends to finance its operations primarily through its cash and cash equivalents, marketable securities, future financings and future revenues. Management believes that unless revenues increase and operating costs are controlled, the Company’s existing capital resources and interest income will not enable it to maintain current and planned operations beyond the third quarter of 2005. Management believes that if revenues do not increase sufficiently in relation to our operating costs, it may have to explore other options, such as raising additional capital through fundraising activity or a sale of the company or a portion of its assets. Should additional funding be required at any point in the future, alternative financing will be sought from various possible sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. There can be no assurance that the Company will be able to obtain such financing, or to obtain it on acceptable terms. If the Company is unable to raise additional funds, operations will need to be substantially reduced in order to conserve working capital.

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

CURON MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Cont.

(Unaudited, tabular amounts in thousands, except per share data)

Net Loss Per Share

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(3,211)	$(3,575)	$(6,763)	$(6,840)

Denominator:
Weighted average shares outstanding	24,385	20,066	23,522	20,030

Weighted average unvested common shares subject to repurchase	—	(11)	—	(14)

Weighted average shares used in basic and diluted net loss per share	24,385	20,055	23,522	20,016

Net loss per share	$(0.13)	$(0.18)	$(0.29)	$(0.34)

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

Equity instruments that could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share as their effect is antidilutive, are as follows:

	June 30, 2004	June 30, 2003
Unvested common shares (shares subject to repurchase)	—	10
Shares issuable through ESPP	38	80
Shares issuable upon exercise of stock options	3,618	3,499
Shares issuable upon exercise of warrants	1,475	569

Total	5,131	4,158

CURON MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Cont.

(Unaudited, tabular amounts in thousands, except per share data)

Stock Based Compensation

The Company accounts for its stock-based compensation using the method prescribed by APB No. 25. Had the Company determined its stock-based compensation based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the FAS 123 (as amended by SFAS No. 148) adjusted amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(3,211)	$(3,575)	$(6,763)	$(6,840)
Add: Stock-based employee compensation expense/(benefit) in reported net income	—	(10)	4	34
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(176)	(184)	(322)	(426)

Net loss - FAS 123 adjusted	$(3,387)	$(3,769)	$(7,081)	$(7,232)

Net loss per share - as reported
Basic and diluted	$(0.13)	$(0.18)	$(0.29)	$(0.34)

Net loss per share - FAS 123 adjusted
Basic and diluted	$(0.14)	$(0.19)	$(0.30)	$(0.36)

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

Changes in product warranty obligations, including separately priced extended warranty obligations, for the six months ended June 30, 2004 and 2003 are as follows:

	2004	2003
Balance as of December 31, 2003	$58	$44
Add:
Accruals for warranties issued	28	52
Settlements made	(1)	(28)
Revenue recognized under separately priced extended warranty obligations	(6)	(3)

Balance as of June 30, 2004	$79	$65

CURON MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Cont.

(Unaudited, tabular amounts in thousands, except per share data)

NOTE 2. Issuance of Common Stock and Warrants

On February 6, 2004, the Company raised approximately $13.5 million in gross proceeds from the private placement of common stock and warrants to several institutional investors. Net proceeds to the Company after estimated offering costs and expenses were approximately $12.7 million. The transaction involved the sale of 4,025,000 newly issued shares of the Company’s common stock at a price of $3.36 per share and warrants to purchase an aggregate of 905,625 shares of common stock an exercise price of $4.71 per share. The common stock warrants have a five-year term and become exercisable on August 6, 2004. In addition, on or after August 6, 2007, should the company’s stock price close at or above 175% of the exercise price on any 15 out of 30 consecutive trading days, and other certain conditions are met as defined in the warrant agreement, the company has the right, on one occasion, to require the holders of the common stock warrants to exercise such common stock warrants. These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the company. As a result, the aggregate fair value of the warrants of $1.7 million was recorded as a liability with the remaining net proceeds of $11 million recorded as equity in the accompanying condensed consolidated balance sheet. The warrants were valued on February 6, 2004, using the Black-Scholes model with the following assumptions: 5 year expected life, risk free interest rate of 3.23%, dividend yield of zero, volatility of 73%.

The fair value of the warrants and the corresponding liability is re-measured at the end of each reporting period with any change in fair value being recorded as a non-operating item in the statement of operations. The aggregate fair value of the warrant decreased from $1.2 million at March 31, 2004, to $546,000 at June 30, 2004, and from $1.7 million upon issuance on February 6, 2004, to $546,000 at June 30, 2004. The warrants were valued on June 30, 2004, using the Black-Scholes model with the following assumptions: 4.6 year expected life, risk free interest rate of 3.84%, dividend rate of zero and volatility of 71%.

NOTE 3. Inventories

	June 30, 2004	December 31, 2003
Inventories:
Raw material	$703	$712
Work-in-process	103	89
Finished goods	474	262

Total inventories, net	$1,280	$1,063

NOTE 4. Deferred Stock Compensation

Stock-based compensation expense/(income) included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cost of goods sold	$—	$3	$—	$8
Research and development	—	5	1	17
Clinical and regulatory	(25)	5	1	11
Sales and marketing	(2)	(25)	2	(8)
General and administrative	—	2	—	6

	$(27)	$(10)	$4	$34

CURON MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Cont.

(Unaudited, tabular amounts in thousands, except per share data)

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

In April 2003, a civil action was filed against the Company in United States District Court for the Northern District of California by Federal Insurance Corporation, the Company’s insurance carrier, for rescission, reformation, and restitution in connection with the Company’s liability insurance policy. This policy covers, among other things, product liability claims made against the Company by people treated with the Company’s product. The Company is currently awaiting the results of a summary judgment motion. Should the Company lose this motion, there will be no coverage in the Pennsylvania suit described above and the payment of the $1.25 million will be the limit of the Company’s liability in this case. Should the Company win the motion, the $1.25 million may be reimbursed. If coverage is rescinded, any lawsuits filed arising out of any occurrences between May 22, 2002 and May 21, 2003 would not be covered by liability insurance. The Company is not aware of any incident occurring in that time period that is believed would lead to a lawsuit.

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

On August 18, 2004, we announced an internal investigation by our Audit Committee regarding revenue recognition of certain sales transactions and improper information given by sales personnel to certain customers with regard to reimbursement coding. We also announced that we had identified an error relating to the classification of the warrants issued in connection with our February 6, 2004, private placement of common stock and warrants. As a result of the investigation by the Audit Committee and the reclassification of the warrants, we amended our 10-Q for the first quarter of 2004.

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

In April 1999, we began developing our second set of products, the Secca System, for the treatment of fecal incontinence, otherwise known as bowel incontinence. In November 1999, we conducted a 10-patient human clinical pilot study outside the United States and, in July 2000, we began a U.S. multi-center clinical trial of the Secca System under an Investigational Device Exemption. In September 2001, we received CE Mark approval of the Secca System, indicating that the Secca System meets European medical device standards, allowing us to market it within the European Union. Our multi-center clinical trial was completed, and the results were used to support a 510(k) submission to the FDA in December 2001. We received 510(k) clearance from the FDA in March 2002 to market the system for the treatment of bowel incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. We made our first sales of the Secca System in June 2002.

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

We are focusing our sales efforts in the United States through a direct sales force, supplemented by selected manufacturing representatives. In international markets, we rely primarily on third-party distributors. In November 2000, we incorporated a subsidiary company in Belgium to support European distributors’ sales, marketing and clinical efforts. As of June 30, 2004, this subsidiary had two employees. To date, we have international distribution agreements in 21 countries, of which 14 are in the European Union. Our gross margins on sales through international third-party distributors will be lower than our gross margins on U.S. sales as a result of distributor discounts.

In the United States, health care providers generally rely upon third-party payers, principally private health insurance plans, but also Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. In general, these procedures are reimbursed in two parts at rates established by the various payers. The first part pays the hospital or similar institution for the use of their staff, facilities and the cost of the device that we supply. For procedures like the ones in which our products are used, Medicare uses a system based on the use of the appropriate CMS (Medicare) Ambulatory Procedure Coding, or APC, to determine facility reimbursement levels. For 2004 this code values the Stretta procedure at $1,850. In August 2004 CMS issued a proposed rule that would reduce the amount of reimbursement from $1,850 to $1,250 to be effective from January 1, 2005. As part of their process, CMS invited comments regarding this proposed action to be received no later than October 8, 2004. We have submitted comments to CMS appealing against this reduction and requesting an increase in the amount currently associated with this APC code. On July 1, 2004, CMS published an APC code for the Secca procedure of $1,350. For each of the procedures, private insurers will set their own reimbursement levels that are typically higher than the Medicare level.

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

Currently, the Stretta procedure has a Category III CPT code assigned to it that does not specify relative values. On January 1, 2005, the Stretta procedure will have a Category I CPT code with relative value units assigned. The amount of these will not be known until final publication of the Category I code in November 2004. The Secca procedure has not yet been assigned a CPT code by the AMA nor have any relative value units been assigned for the performance of the procedure.

To date, we have generated limited revenues. Our revenues are, and will be, derived from the sale of our disposable devices, such as the Stretta Catheter and Secca Handpiece, and our radiofrequency generators. We expect that disposable sales will continue to form the basis of a recurring revenue stream. However, domestic disposable sales continue to grow more slowly than expected primarily due to difficulties encountered by some of our physician customers in obtaining reimbursement for our procedures on a case-by-case basis. Our strategies are designed to address these concerns by pursuing state and national reimbursement coverage, focusing on entrenching the therapy to promote repeat sales of disposables, and incorporating technical improvements to our systems to reduce treatment times.

RESULTS OF OPERATIONS

Periods of three and six months ended June 30, 2004 and 2003.

Revenues

Revenues for the quarter ended June 30, 2004 were $931,000, compared to $868,000 for the same quarter in 2003. Stretta System products accounted for 85% and Secca System products 14% of the quarter’s revenues. In the second quarter of 2003, Stretta System products accounted for 90%, Secca System products 10% of the quarter’s revenues. The Stretta Control Module and Catheter accounted for 48% and 46%, respectively, of the Stretta product line sales for the quarter ended June 30, 2004, compared to 46% and 50%, respectively, for the same period in 2003. International sales accounted for $21,000 in the quarter ended June 30, 2004, compared to $61,000 in the same quarter of 2003. This is primarily due to reimbursement issues in Germany where a change in the way in which procedures are being reimbursed has negatively impacted our Stretta product line sales. Revenues for the six months ended June 30, 2004 were $1,837,000, compared to $1,577,000 for the same period in 2003 due to increased sales of Secca disposables and price increases on the control modules. Stretta System products accounted for 89% and Secca System products 10% of the revenues for the six months ended June 30, 2004, as compared to 91% and 9%, respectively, for the same period in 2003. The Stretta Control Module and Catheter accounted for 48% and 52%, respectively, of the Stretta product line sales for the six months ended June 30, 2004, as compared to 44% and 52%, respectively, for the same period in 2003. International sales accounted for $30,000 in the six months ended June 30, 2004, compared to $131,000 for the same period in 2003 due to the situation in Germany discussed above and sales of demonstration product to new distributors in 2003.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and disposable devices. We also license a technology used in the generators we sell, and are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Cost of goods sold was $1.1 million in the quarter ended June 30, 2004, compared to $1.0 million for the same period in 2003. For the six months ended June 30, 2004, cost of goods sold was $2.1 million, compared to $2.0 million for the same period in 2003. Our sales have not yet reached a level that would absorb our manufacturing capacity to the extent that we would experience positive gross profit.

Research and development expenses

Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Research and development expenses were $433,000 in the quarter ended June 30, 2004, and $464,000 for the same period in 2003. The decrease compared to 2003 was due to the scaling back of disposables development activities. For the six months ended June 30, 2004, research and development expenses were $930,000, and $917,000 for the same period in 2003. The increase compared to 2003 was due to the costs of completion of animal trials related to catheter design changes.

Clinical and regulatory expenses

Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Clinical and regulatory expenses were $282,000 in the quarter ended June 30, 2004, and $320,000 for the same period in 2003. Our clinical and regulatory costs fluctuate depending on the number of clinical trial patients are treated in any period. For the six months ended June 30, 2004, clinical and regulatory expenses were $635,000 for both six month periods ending June 30, 2004 and 2003.

Sales and marketing expenses

Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses were $2.0 million in the quarter ended June 30, 2004 and $1.9 million for the same period in 2003. For the six months ended June 30, 2004, sales and marketing expenses were $4.1 million and $3.3 million for the same period in 2003. Headcount and spending increased as we positioned our sales, marketing and reimbursement teams for projected increased sales volumes.

General and administrative expenses

General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. General and administrative expenses were $1.0 million in the quarter ended June 30, 2004, and $829,000 for the same period in 2003. For the six months ended June 30, 2004, general and administrative expenses were $2.0 million, and $1.7 million for the same period in 2003. Higher spending is related to an increase in insurance rates, legal spending, and investor relations.

Interest Income, net

During the quarter ended June 30, 2004, compared to the quarter ended June 30, 2003, net interest income decreased by $24,000. For the six months ended June 30, 2004, compared to the same period in 2003, net interest income decreased by $80,000, due to a decrease in the six-month total average cash and investment balance of approximately $8.5 million, and a decrease in investment yields from approximately 1.65% to 1.25%. Interest expense was not material for any period presented.

Decrease in warrant liability

Our sale of 4,025,000 newly issued shares on February 6, 2004, included warrants to purchase an additional 905,625 shares of common stock. These warrants provide for cash redemption by the holders upon the occurrence of certain events outside our control. As a result, the aggregate fair value of the warrants of $1.7 million, determined using the Black-Scholes model, was recorded as a liability at the time of sale with subsequent changes to the fair value of the warrants being recorded as a non-operating item through the statement of operations. As at June 30, 2004, the fair value of the warrants decreased from $1.7 million on February 6, 2004, to $1.2 million at March 31, 2004, to $546,000 at June 30, 2004, resulting in us recording a benefit of $679,000 in the second quarter and a benefit of $1.1 million for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had $14.8 million in working capital and our primary source of liquidity was $13.9 million in cash and cash equivalents and marketable securities, compared to $10.0 million and $10.1 million, respectively, as of December 31, 2003. Our cash, cash equivalents, and working capital have increased due to the proceeds from our private placement financing in February 2004. We intend to finance our operations primarily through our cash and cash equivalents, revenues, marketable securities, and financing activities. We expect, unless revenues increase and our operating costs are controlled, our existing capital resources and interest income will not enable us to maintain current and planned operations beyond the third quarter of 2005. If revenues do not increase sufficiently in relation to our operating costs, we may have to explore other options, such as raising additional capital through fundraising activity or a sale of the company or a portion of our assets. In the event that we require additional funding at any point in the future, we will seek to raise such additional funding from various possible sources, including the public equity market, private financings, collaborative arrangements and debt.

Cash used in operating activities was $8.8 million in the six month period ended June 30, 2004, and $6.0 million for the same period in 2003. Increased cash use was due to the $1.25 million paid for the settlement of a lawsuit and a $371,000 increase in prepaid expenses related to renewal of insurance policies. In preparing for projected higher sales volumes, our inventories have increased by $217,000 and spending in the sales and marketing departments has increased by $824,000.

Cash used in investing activities was $7.5 million in the six months ended June 30, 2004, which consisted primarily of net purchases of marketable securities, related to investment of the cash received from our private placement financing in February 2004. Cash use was increased by $378,000, related to investment in property and equipment. As of June 30, 2004, we had no material commitments for capital expenditures. For the six months ended June 30, 2003, net cash provided by investing activities was $5.9 million, which consisted primarily of proceeds from net maturities and sales of marketable securities, reduced by investment in property and equipment of $111,000.

Cash provided by financing activities was $13.3 million in the six months ended June 30, 2004, related to the private placement of common stock to a group of institutional investors in the net amount of $12.7 million, in addition to $223,000 from exercise of stock options and the Employee Stock Purchase Plan, and net cash provided by financing of business insurance in the amount net amount of $398,000. For the same period in 2003, cash provided by financing activities was $272,000, related to the financing of our business insurance in the amount of $309,000 and sales of stock through employee stock compensation plans of $49,000, offset by payments of notes payable in the amount of $86,000.

We lease office, research and development, and manufacturing space under a non-cancelable operating lease expiring in October 2006. Future minimum payments under this lease are as follows:

2004	$186
2005	377
2006	318

Total future minimum lease payments	$881

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

We have recently restated our financial results for the quarter ended March 31, 2004 to reflect adjustments to our previously reported financial information. The restatements arose, in part, out of an internal investigation by the Audit Committee. As a result of the investigation, the Audit Committee determined that certain sales employees had improperly offered rights of return and exchange in violation of our revenue recognition policy, and a manufacturer’s representative had not actually made sales that it had reported to the Company. As a result of this investigation, we were also unable to timely file this Form 10-Q and to timely announce our financial results for the quarter ended June 30, 2004.

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

Due to an internal investigation commenced by our Audit Committee, we were unable to file this Form 10-Q on a timely basis. As a result, the Nasdaq Listing Qualifications Department notified the Company that it was not in compliance with the requirements of Nasdaq Marketplace Rule 4310(c)(14), affixed an ‘E’ to the end of our trading symbol, and subjected the Company to delisting proceedings. The Company appealed this determination. If our appeal is unsuccessful and we are delisted, trading in our common stock could be subject to the so-called “penny stock” rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in those securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market on our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. These rules could further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. If we are delisted from the Nasdaq SmallCap Market, our stock price is likely to decline significantly.

We may never achieve or maintain significant revenues or profitability.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.6 million in 2003, $15.4 million in 2002, and $15.4 million in 2001 and $6.8 million for the six months ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of approximately $86 million. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We have generated limited revenues, and it is possible that we will never generate significant revenue from product sales. Even if we do achieve significant revenues from our product sales, we may continue to incur net losses and these losses may increase. It is possible that we will never achieve profitable operations.

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

Curon has been actively seeking, and, in certain instances, receiving, positive coverage decisions from Medicare and private payers to reimburse physicians, hospitals and other health care providers for procedures using our products. There is, however, no assurance that local Medicare or private payers will choose to pay for this procedure. Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta procedure or the products. In the last year, Curon has received Medicare coverage decisions covering 20 states, one private payer national coverage decision and a number of private payer state coverage decisions. Some payers may refuse adequate reimbursement even though significant peer-reviewed data has been published. If users of our products cannot obtain sufficient reimbursement from health care payers for the Stretta procedure or the Stretta System disposables, then it is unlikely that our products will ever achieve increased market acceptance. The Secca procedure has not yet received any CPT coding decision and there is little data yet regarding the willingness of third-party health care payers to reimburse the costs of the procedure. We cannot assure you that the procedure will ever be reimbursed. Failure to achieve reimbursement will have a serious negative effect on our revenues.

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

To achieve increasing sales, our products must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. Our products represent a significant departure from conventional treatment methods. We believe that physicians will not increase rates of adoption of our systems unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that our systems provide an effective and attractive alternative to conventional means of treatment. Currently, there are 25 peer-reviewed journal articles on the Stretta procedure, including the results of our Stretta randomized trial, and three peer-reviewed journal articles on the Secca procedure. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. Future adverse events or recalls would also impact future acceptance rates. Additionally, some of our customers and potential customers also find the 30-45 minutes necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. If we cannot achieve increasing physician adoption rates of our products, we may never achieve significant revenues or profitability.

If the effectiveness and safety of our Secca products are not supported by long-term data, our sales could decline and we could be subject to liability.

We received clearance from the FDA for the use of the Secca System to treat bowel incontinence, for patients who have failed more conservative treatments such as diet modification or biofeedback. This clearance was based upon the study of 50 patients. Safety and efficacy data presented to the FDA for the Secca System was based on six-month follow-up studies on these patients. However, if longer-term patient studies or clinical experience indicate that treatment with the Secca System does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our sales could decline and we could be subject to significant liability. Further, we may find that our data is not substantiated in studies involving more patients, in which case we may never achieve significant revenues or profitability. If patient studies or clinical experience do not meet our expectations regarding the benefits of the Secca System, our expected revenues from this product may never materialize.

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

Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. Our primary competitors are large medical device manufacturers such as Ethicon Endosurgical and United States Surgical, manufacturers of instrumentation for anti-reflux surgery. Other large, established companies have products that may, in the future, provide competition for the Stretta procedure. These include injectable products for the treatment of GERD, including one developed by Boston Scientific, and another developed by Medtronic, the latter of which is still at an experimental stage. Other competitive devices may be developed.

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

Although we have obtained 510(k) clearance for both the Stretta System, for use in treating GERD, and the Secca System, for treatment of bowel incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback, our clearance can be revoked if postmarketing data demonstrates safety issues or lack of effectiveness. Moreover, we will need to obtain 510(k) clearance or PMA approval to market any other new products. We cannot assure you that the FDA will not impose the more burdensome PMA approval process upon this technology in the future. More generally, we cannot assure you that the FDA will ever grant 510(k) clearance or premarket approval for any product we propose to market. If the FDA withdraws or refuses to grant approvals, we will be unable to market such products in the United States.

If we market our products for uses that the FDA has not approved, we could be subject to FDA enforcement action.

Our Stretta and Secca Systems are cleared by the FDA, the Stretta System for the treatment of GERD and the Secca System for the treatment of bowel incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. FDA regulations prohibit us from promoting or advertising either system, or any future cleared or approved devices, for uses not within the scope of our clearances or approvals, and prohibit us from making unsupported safety and effectiveness claims. These determinations can be subjective, and the FDA may disagree with our promotional claims. If the FDA requires us to revise our promotional claims or takes enforcement action against us based upon our labeling and promotional materials, our sales could be delayed, our profitability could be harmed and we could be required to pay significant fines or penalties.

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

In connection with the restatement of our financial results for the quarter ended March 31, 2004, our independent registered public accounting firm identified material weaknesses in our internal controls and procedures. Management and our Audit Committee, with the assistance of independent legal and accounting advisors also evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on that investigation, Management and our Audit Committee concluded that our disclosure controls and procedures were not effectively designed to ensure that information we were required to disclose in our filings was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As a result of this investigation, our Board of Directors has adopted and management has implemented additional measures designed to ensure that information required to be disclosed in our periodic reported is recorded, processed, summarized and reported accurately. These measures include:

•	The adoption of a Disclosure Committee Charter;

•	The adoption of a written revenue recognition policy;

•	Further controls on shipment of products for revenue transactions;

•	The modification of the Company’s form of invoice to indicate that there is no right of return or exchange;

•	Additional training of our sales and marketing staff to minimize the risk of revenue recognition errors; and

•	Hiring or training an in-house finance professional, and/or consulting with an outside expert, with extensive experience concerning the accounting issues associated with complex equity and derivative instruments, prior to any such instruments being issued in the future.

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

We believe changes to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

In April 2003, a civil action was filed against us in United States District Court for the Northern District of California by Federal Insurance Corporation, our insurance carrier, for rescission, reformation, and restitution in connection with our liability insurance policy. This policy covers, among other things, product liability claims made against us by people treated with our product. We are currently awaiting the results of a summary judgment motion. Should the Company lose this motion, there will be no coverage in the Pennsylvania suit described above and the payment of the $1.25 million will be the limit of the Company’s liability in this case. Should the Company win the motion, the $1.25 million may be reimbursed. If coverage is rescinded, any lawsuits filed arising out of any occurrences between May 22, 2002 and May 21, 2003 would not be covered by liability insurance. We are not aware of any incident occurring in that time period that we believe would lead to a lawsuit.

Item 4. Submission of matters to a Vote of Security Holders.

We held an annual meeting on May 5, 2004. The first item of business was the election of two Class I directors. The nominees were Larry C. Heaton II and David I Fann. Both nominees were elected by a majority of votes present at the meeting as follows:

Name	Votes	Votes Withheld
Larry C. Heaton II	13,042,455	3,372
David I Fann	13,042,455	3,372

The second item of business was to elect one Class III director. The nominee was Emory V. Anderson who was elected by a majority of the votes present as follows:

Name	Votes	Votes Withheld
Emory V. Anderson	13,042,455	3,372

The appointment of PricewaterhouseCoopers as our independent registered public accounting firm for the year ended December 31, 2004, was ratified with 13,027,027 in favor, 18,100 against and 700 abstentions. There were no votes withheld.

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

During the quarter ended June 30, 2004, we filed the following: a Current Report on Form 8-K dated April 21, 2004, reporting under Items 7 and 12 the issuance of a press release (Exhibit 99.1 to such filing) announcing the results for the quarter ended March 31, 2004.

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