Form 10-Q
period 2004-09-30
CURON MEDICAL INC
filed 2004-11-12
CIK 1114365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

As of November 5, 2004, 24,586,002 shares of the Registrant’s Common Stock were outstanding.

CURON MEDICAL, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CURON MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$2,274	$4,865
Marketable securities	7,599	5,269
Accounts receivable, net	492	834
Inventories, net	1,130	1,063
Prepaid expenses and other current assets	886	863

Total current assets	12,381	12,894

Property and equipment, net	872	836
Other assets	131	124

Total assets	$13,384	$13,854

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$511	$517
Accrued liabilities	1,373	1,164
Notes payable	228	—
Litigation reserve	—	1,250

Total current liabilities	2,112	2,931

Other liabilities	140	115
Warrant liability	250	—

Total liabilities	2,502	3,046

Contingencies (Note 5)	—	—

Stockholders’ equity:
Common stock	25	20
Additional paid-in capital	101,515	90,314
Deferred stock compensation	—	(4)
Accumulated deficit	(90,399)	(79,287)
Treasury stock	(234)	(234)
Accumulated other comprehensive income	(25)	(1)

Total stockholders’ equity	10,882	10,808

Total liabilities and stockholders’ equity	$13,384	$13,854

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$862	$783	$2,699	$2,360
Cost of goods sold	1,036	1,172	3,168	3,201

Gross loss	(174)	(389)	(469)	(841)

Operating expenses:
Research and development	430	490	1,360	1,407
Clinical and regulatory	222	470	857	1,105
Sales and marketing	1,836	1,684	5,914	4,938
General and administrative	2,009	865	4,022	2,614

Total operating expenses	4,497	3,509	12,153	10,064

Operating loss	(4,671)	(3,898)	(12,622)	(10,905)

Interest income	31	43	112	204
Decrease in warrant liability	297	—	1,419	—
Other expense, net	(5)	(11)	(20)	(5)

Net loss	$(4,348)	$(3,866)	$(11,111)	$(10,706)

Net loss per share, basic and diluted	$(0.18)	$(0.19)	$(0.47)	$(0.53)

Shares used in computing net loss per share, basic and diluted	24,470	20,100	23,840	20,044

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended, September 30,
	2004	2003
Cash Flows From Operating Activities
Net loss	$(11,111)	$(10,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of litigation settlement	(1,250)	—
Decrease of warrant liability	(1,419)	—
Depreciation and amortization	362	393
Stock-based compensation	15	87
Loss on sale of property and equipment	8	20
Amortization of premium on securities, net	406	233
Changes in assets and liabilities:
Accounts receivable, net	342	192
Inventories, net	(67)	270
Prepaid expenses and other current assets	(23)	38
Accounts payable	(6)	225
Accrued liabilities	209	150
Other long-term assets and liabilities	18	(85)

Net cash used in operating activities	(12,516)	(9,183)

Cash Flows From Investing Activities
Purchase of property and equipment	(406)	(496)
Proceeds from disposition of property and equipment	—	7
Purchase of marketable securities	(11,960)	(6,591)
Proceeds from maturities of marketable securities	9,200	14,891

Net cash (used in) provided by investing activities	(3,166)	7,811

Cash Flows From Financing Activities
Principal payments on notes payable	(421)	(218)
Proceeds from issuance of notes payable	649	309
Proceeds from issuance of common stock, net	12,627	51
Exercise of stock options and ESPP	236	—

Net cash provided by financing activities	13,091	142

Net decrease in cash and cash equivalents	(2,591)	(1,230)
Cash and cash equivalents at beginning of period	4,865	8,570

Cash and cash equivalents at end of period	$2,274	$7,340

See accompanying notes to the condensed consolidated financial statements

CURON MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, tabular amounts in thousands, except per share data)

September 30, 2004

NOTE 1. The Company and Summary of Significant Accounting Policies

The Company

Curon Medical, Inc. (the “Company”) was incorporated in the State of Delaware on May 1, 1997. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

The Company has been financing its operations primarily through its cash and cash equivalents, revenues, marketable securities, and financing activities. Management believes, unless revenues increase and operating costs are controlled, its existing capital resources and interest income will not enable it to maintain current and planned operations beyond the third quarter of 2005. If revenues do not increase sufficiently in relation to its operating costs, the Company will have to explore other options, such as raising additional capital through fundraising activities or a sale of the Company or a portion of its assets. In the event the Company requires additional funding at any point in the future, the Company will seek to raise such additional funding from various possible sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. There can be no assurance that the Company will be able to obtain such financing, or to obtain it on acceptable terms. If the Company is unable to raise additional funds, operations will need to be substantially reduced in order to conserve working capital.

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

Net Loss Per Share

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(4,348)	$(3,866)	$(11,111)	$(10,706)

Denominator:
Weighted average shares outstanding	24,470	20,106	23,840	20,055

Weighted average unvested common shares subject to repurchase	—	(6)	—	(11)

Weighted average shares used in basic and diluted net loss per share	24,470	20,100	23,840	20,044

Net loss per share	$(0.18)	$(0.19)	$(0.47)	$(0.53)

During 1999, the Company granted to certain employees and non-employees, options, which were immediately exercisable into common stock, subject to repurchase by the Company until vested. Shares were subject to repurchase at the original option exercise price.

Equity instruments that could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share as their effect is antidilutive, are as follows:

	September 30,
	2004	2003
Unvested common shares (shares subject to repurchase)	—	4
Shares issuable through ESPP	59	75
Shares issuable upon exercise of stock options	3,634	3,647
Shares issuable upon exercise of warrants	1,475	569

Total	5,168	4,295

Stock Based Compensation

The Company accounts for its stock-based employee compensation using the method prescribed by APB No. 25 “Accounting for Stock Issued to Employees” (“APB” 25) and related interpretation. Compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” at the fair value of the equity instruments issued.

Had the Company determined its stock-based compensation based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the FAS 123 (as amended by SFAS No. 148) adjusted amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,348)	$(3,866)	$(11,111)	$(10,706)
Add: Stock-based employee compensation expense in reported net income	—	53	4	87
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(166)	(260)	(488)	41

Net loss - FAS 123 adjusted	$(4,514)	$(4,073)	$(11,595)	$(10,578)

Net loss per share - as reported Basic and diluted	$(0.18)	$(0.19)	$(0.47)	$(0.53)

Net loss per share - FAS 123 adjusted Basic and diluted	$(0.18)	$(0.20)	$(0.49)	$(0.53)

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

Changes in product warranty obligations, including separately priced extended warranty obligations, for the nine months ended September 30, 2004 and 2003 are as follows:

	2004	2003
Balance as of the December 31, 2003	$58	$44
Add:
Accruals for warranties issued	31	56
Settlements made	(1)	(35)
Revenue recognized under separately priced extended warranty obligations	(9)	(6)

Balance as of September 30, 2004	$79	$59

NOTE 2. Issuance of Common Stock and Warrants

On February 6, 2004, the Company raised approximately $13.5 million in gross proceeds from the private placement of common stock and warrants to several institutional investors. Net proceeds to the Company after estimated offering costs and expenses were approximately $12.7 million. The transaction involved the sale of 4,025,000 newly issued shares of the Company’s common stock at a price of $3.36 per share and warrants to purchase an aggregate of 905,625 shares of common stock an exercise price of $4.71 per share. The common stock warrants have a five-year term and became exercisable on August 6, 2004. In addition, on or after August 6, 2007, should the company’s stock price close at or above 175% of the exercise price on any 15 out of 30 consecutive trading days, and other certain conditions are met as defined in the warrant agreement, the company has the right, on one occasion, to require the holders of the common stock warrants to exercise such common stock warrants. These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the company. As a result, the aggregate fair value of the warrants of $1.7 million was recorded as a liability with the remaining net proceeds of $11 million recorded as equity in the accompanying condensed consolidated balance sheet. The warrants were valued on February 6, 2004, using the Black-Scholes model with the following assumptions: 5 year expected life, risk free interest rate of 3.23%, dividend yield of zero, volatility of 73%.

The fair value of the warrants and the corresponding liability is re-measured at the end of each reporting period utilizing current inputs to the Black-Scholes model, with any change in fair value being recorded as a non-operating item in the statement of operations. The aggregate fair value of the warrant decreased from $546,000 at June 30, 2004, to $250,000 at September 30, 2004, and from $1.7 million upon issuance on February 6, 2004, to $250,000 at September 30, 2004. The warrants were valued on September 30, 2004, using the Black-Scholes model with the following assumptions: 4.3 year expected life, risk free interest rate of 3.44%, dividend rate of zero and volatility of 69%.

NOTE 3. Inventories

	September 30, 2004	December 31, 2003
Inventories:
Raw material	$669	$712
Work-in-process	40	89
Finished goods	421	262

Total inventories, net	$1,130	$1,063

NOTE 4. Deferred Stock Compensation

Stock-based compensation included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cost of goods sold	$—	$4	$—	$12
Research and development	—	6	1	23
Clinical and regulatory	(8)	34	9	45
Sales and marketing	(3)	8	5	—
General and administrative	—	1	—	7

	$(11)	$53	$15	$87

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

In April 2003, a civil action was filed against the Company in United States District Court for the Northern District of California by Federal Insurance Corporation, the Company’s insurance carrier, for rescission, reformation, and restitution in connection with the Company’s liability insurance policy. This policy covers, among other things, product liability claims made against the Company by people treated with the Company’s product. In October 2004, the Plaintiff’s summary judgment motion was granted. Consequently, there will be no coverage in the Pennsylvania suit described above and the payment of the $1.25 million will be the limit of the Company’s liability in that case.

NOTE 6. Recent Accounting Pronouncements

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not believe that this consensus on the recognition and measurement guidance will have an impact on its results of operations.

On March 31, 2004, the Financial Accounting Standards Board (or FASB) issued an Exposure Draft (ED), “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for the Company beginning July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

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

On August 18, 2004, we announced an internal investigation by our Audit Committee regarding revenue recognition of certain sales transactions and improper information given by sales personnel to certain customers with regard to reimbursement coding. We also announced that we had identified an error relating to the classification of the warrants issued in connection with our February 6, 2004, private placement of common stock and warrants. As a result of the investigation by the Audit Committee and the reclassification of the warrants, we restated our 10-Q for the first quarter of 2004.

Overview

We were incorporated in May 1997. Business activities before January 1998 were negligible. Prior to December 31, 2000, we were in the development stage and until that time, we had devoted substantially all of our efforts to raising capital and developing our products.

In 1998, our primary activity was developing the Curon Control Module and Stretta Catheter for the treatment of gastroesophageal reflux disease, or GERD. In October 1999, we received CE Mark approval of the Stretta System, indicating that the Stretta System meets European Medical Device Directive, or MDD, standards allowing us to market it within the European Union. We received 510(k) clearance from the FDA in April 2000 and commercially launched the Stretta System in the United States in May 2000.

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

We market the Stretta System, as a complement to anti-reflux surgery, primarily to high volume gastroenterologists and general surgeons who actively perform endoscopy. In the United States, we estimate that there are approximately 4,000 general surgeons and 9,000 gastroenterologists who actively perform endoscopy. We market the Secca System primarily to colon and rectal surgeons and to those general surgeons who perform colorectal surgery. We estimate that there are approximately 1,000 colon and rectal surgeons and approximately 2,000 general surgeons who perform colorectal surgery in the United States.

We are focusing our sales efforts in the United States through a direct sales force, supplemented by selected manufacturing representatives. In international markets, we rely primarily on third-party distributors. In November 2000, we incorporated a subsidiary company in Belgium to support European distributors’ sales, marketing and clinical efforts. As of September 30, 2004, this subsidiary had two employees. To date, we have international distribution agreements in 21 countries, of which 14 are in the European Union. Our gross margins on sales through international third-party distributors will be lower than our gross margins on U.S. sales as a result of distributor discounts.

In the United States, health care providers generally rely upon third-party payers, principally private health insurance plans, but also Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. In general, these procedures are reimbursed in two parts at rates established by the various payers. The first part pays the hospital or similar institution for the use of their staff, facilities and the cost of the device that we supply. For procedures like the ones in which our products are used, Medicare uses a system based on the use of the appropriate CMS (Medicare) Ambulatory Payment Classification, or APC, to determine facility reimbursement levels. For 2004, this code values the Stretta procedure at $1,850. In August 2004, CMS issued a proposed rule that would reduce the amount of reimbursement from $1,850 to $1,250 to be effective from January 1, 2005. As part of their process, CMS invited comments regarding this proposed action to be received no later than October 8, 2004. We have submitted comments to CMS appealing against this reduction and requesting an increase in the amount currently associated with this APC code. On July 1, 2004, CMS published an APC code for the Secca procedure of $1,750. For each of the procedures, private insurers will set their own reimbursement levels that are typically higher than the Medicare level.

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

To date, we have generated limited revenues. Our revenues are, and will be, derived from the sale of our disposable devices,

such as the Stretta Catheter and Secca Handpiece, and our radiofrequency generators. We expect that disposable sales will continue to form the basis of a recurring revenue stream. However, domestic disposable sales continue to grow more slowly than expected primarily due to difficulties encountered by some of our physician customers in obtaining reimbursement for performing our procedures or only getting reimbursement on a case-by-case basis. Our strategies are designed to address these concerns by pursuing state and national reimbursement coverage, focusing on entrenching the therapy to promote repeat sales of disposables, and incorporating technical improvements to our systems to reduce treatment times.

RESULTS OF OPERATIONS

Periods of three and nine months ended September 30, 2004 and 2003.

Revenues

Revenues for the quarter ended September 30, 2004 were $862,000, compared to $783,000 for the same quarter in 2003. Stretta System products accounted for 61% and Secca System products 37% of the quarter’s revenues. In the third quarter of 2003, Stretta System products accounted for 89%, Secca System products 11% of the quarter’s revenues. The Stretta Control Module and Catheter accounted for 29% and 66%, respectively, of the Stretta product line sales for the quarter ended September 30, 2004, compared to 42% and 55%, respectively, for the same period in 2003. The Secca Control Module and Hand pieces accounted for 42% and 53%, respectively, of the Secca product line sales for the quarter ended September 30, 2004, compared to 85% and 3%, respectively, for the same period in 2003. International sales accounted for $28,000 in the quarter ended September 30, 2004, compared to $70,000 in the same quarter of 2003. This is primarily due to reimbursement issues in Germany where a change in the way in which procedures are being reimbursed has negatively impacted our Stretta product line sales. Revenues for the nine months ended September 30, 2004 were $2,699,000, compared to $2,360,000 for the same period in 2003 due to increased sales of Secca disposables and price increases on the control modules and Stretta disposable products. Stretta System products accounted for 79% and Secca System products 19% of the revenues for the nine months ended September 30, 2004, as compared to 90% and 10%, respectively, for the same period in 2003. The Stretta Control Module and Catheter accounted for 41% and 55%, respectively, of the Stretta product line sales for the nine months ended September 30, 2004, as compared to 43% and 54%, respectively, for the same period in 2003. The Secca Control Module and Hand pieces accounted for 33% and 63%, respectively, of the Secca product line sales for the nine months ended September 30, 2004, as compared to 64% and 27%, respectively, for the same period in 2003. International sales accounted for $57,000 in the nine months ended September 30, 2004, compared to $200,000 for the same period in 2003 due to the situation in Germany discussed above and sales of demonstration product to new distributors in 2003.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and disposable devices. We also license a technology used in the generators we sell, and are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Cost of goods sold was $1,036,000 in the quarter ended September 30, 2004, compared to $1,172,000 for the same period in 2003. For the nine months ended September 30, 2004, cost of goods sold was $3,168,000 compared to $3,201,000 for the same period in 2003. Our sales have not yet reached a level that would absorb our manufacturing capacity to the extent that we would experience positive gross profit.

Research and development expenses

Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Research and development expenses were $430,000 in the quarter ended September 30, 2004, and $490,000 for the same period in 2003. The decrease compared to 2003 was due to the scaling back of disposables development activities. For the nine months ended September 30, 2004, research and development expenses were $1,360,000, and $1,407,000 for the same period in 2003. In September 2004, we reduced the level of research activities. As a result of this action we reduced headcount by 5 employees.

Clinical and regulatory expenses

Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, and the collection and analysis of the results of these trials. Clinical and regulatory expenses were $222,000 in the quarter ended September 30, 2004, and $470,000 for the same period in 2003. For the nine months ended September 30, 2004, clinical and regulatory expenses were $857,000 and $1,105,000 for the same period in 2003. Our clinical and regulatory costs fluctuate depending on the number of clinical trial patients treated in any period.

Sales and marketing expenses

Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses were $1,836,000 in the quarter ended September 30, 2004 and $1,684,000 for the same period in 2003. For the nine months ended September 30, 2004, sales and marketing expenses were $5,914,000 and $4,938,000 for the same period in 2003. Headcount and spending increased as we positioned our sales, marketing and reimbursement teams for projected increased sales volumes.

General and administrative expenses

General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. General and administrative expenses were $2,009,000 in the quarter ended September 30, 2004, and $865,000 for the same period in 2003. The primary reason for the increase was the cost associated with the Audit Committee investigations amounting to $1,100,000. For the nine months ended September 30, 2004, general and administrative expenses were $4,022,000, and $2,614,000 for the same period in 2003. Apart from the Audit Committee investigation, higher spending is related to an increase in insurance rates, legal spending, and investor relations.

Interest Income, net

During the quarter ended September 30, 2004, compared to the quarter ended September 30, 2003, net interest income decreased by $12,000. For the nine months ended September 30, 2004, compared to the same period in 2003, net interest income decreased by $92,000, due to a decrease in the nine-month total average cash and investment balance of approximately $8.6 million, and a decrease in investment yields from approximately 1.5% to 1.3%. Interest expense was not material for any period presented.

Decrease in warrant liability

Our sale of 4,025,000 newly issued shares on February 6, 2004, included warrants to purchase an additional 905,625 shares of common stock. These warrants provide for cash redemption by the holders upon the occurrence of certain events outside our control. As a result, the aggregate fair value of the warrants of $1,669,000, determined using the Black-Scholes model, was recorded as a liability at the time of sale with subsequent changes to the fair value of the warrants being recorded as a non-operating item through the statement of operations. As at September 30, 2004, the fair value of the warrants decreased from $1,669,000 on February 6, 2004, to $546,000 at June 30, 2004, to $250,000 at September 30, 2004, resulting in us recording a benefit of $296,000 in the third quarter and a benefit of $1,418,000 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had $10.3 million in working capital and our primary source of liquidity was $9.9 million in cash and cash equivalents and marketable securities, compared to $10.0 million and $10.1 million, respectively, as of December 31, 2003. We intend to finance our operations primarily through our cash and cash equivalents, revenues, marketable securities, and financing activities.

We believe that unless revenues increase and operating costs are controlled, our existing capital resources and interest income will not enable us to maintain current and planned operations beyond the third quarter of 2005. If revenues do not increase sufficiently in relation to our operating costs, we will have to explore other options, such as raising additional capital through fundraising activities or a sale of the Company or a portion of our assets. In the event we require additional funding at any point in the future, we will seek to raise such additional funding from various possible sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. There can be no assurance that we will be able to obtain such financing, or to obtain it on acceptable terms. If we are unable to raise additional funds, operations will need to be substantially reduced in order to conserve working capital.

Cash used in operating activities was $12.5 million in the nine month period ended September 30, 2004, and $9.2 million for the same period in 2003. Increased cash use was due to the $1.25 million paid for the settlement of a lawsuit and the costs of the Audit Committee investigation. In preparing for projected higher sales volumes, our inventories have increased by $67,000 and spending in the sales and marketing departments has increased by $976,000 and general administrative increased by $1,408,000.

Cash used in investing activities was $3.2 million in the nine months ended September 30, 2004, which consisted primarily of net purchases of marketable securities, related to investment of the cash received from our private placement financing in February 2004. Cash use was increased by $406,000, related to investment in property and equipment. As of September 30,

2004, we had no material commitments for capital expenditures. For the nine months ended September 30, 2003, net cash provided by investing activities was $7.8 million, which consisted primarily of proceeds from net maturities and sales of marketable securities, reduced by investment in property and equipment of $496,000.

Cash provided by financing activities was $13.1 million in the nine months ended September 30, 2004, related to the private placement of common stock to a group of institutional investors in the net amount of $12.7 million, in addition to $236,000 from exercise of stock options and the Employee Stock Purchase Plan, and net cash provided by financing of business insurance in the amount net amount of $228,000. For the same period in 2003, cash provided by financing activities was $142,000, related to the financing of our business insurance in the amount of $309,000 and sales of stock through employee stock compensation plans of $51,000, offset by payments of notes payable in the amount of $218,000.

We lease office, research and development, and manufacturing space under a noncancelable operating lease expiring in October 2006. Future minimum payments under this lease are as follows:

2004	$94
2005	377
2006	318

Total future minimum lease payments	$789

In August 2002, we announced that our Board of Directors had authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares of our Common Stock in open market transactions at prices deemed appropriate by management, and administered pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. Shares have not been repurchased under this plan since 2002.

Factors That May Affect Future Results

We have limited capital resources and expect that we will need to raise additional funds if we want to continue our current level of operations, which we may not be able to do.

We believe that unless revenues increase and operating costs are controlled, our existing capital resources will not enable us to maintain current and planned operations beyond the third quarter of 2005. We intend to explore raising additional capital through fundraising activity. While we expect to seek financing from various possible sources, including the public equity market, private financings, collaborative arrangements and debt, we cannot be certain that such additional funding will be available on terms attractive to us, or at all. If additional capital is raised through the issuance of equity or securities convertible into equity, stockholders may experience substantial dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. There can be no assurance that we will be able to obtain additional financing, or to obtain it on acceptable terms. In the event that we are unable to raise adequate additional capital, operations will need to be substantially reduced in order to conserve working capital.

Our internal controls may not be sufficient to ensure timely and reliable financial information.

We have recently restated our financial results for the quarter ended March 31, 2004 to reflect adjustments to our previously reported financial information. The restatements arose, in part, out of an internal investigation by the Audit Committee. As a result of the investigation, management and the Audit Committee determined that certain sales employees had improperly offered rights of return and exchange in violation of our revenue recognition policy, and a manufacturer’s representative had not actually made sales that it had reported to the Company. As a result of this investigation, we were also unable to timely file the Form 10-Q for the quarter ended June 30, 2004.

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

We may be delisted from the Nasdaq SmallCap Market immediately if we fail to timely file our periodic reports. This may adversely affect trading in our stock and our ability to raise capital.

Due to our inability to timely file our Form 10-Q for the quarter ended June 30, 2004, we became subject to delisting from the Nasdaq SmallCap Market. Subsequent to an appeal proceeding, the Nasdaq Listing Qualifications Panel determined to continue our listing on the Nasdaq SmallCap Market, conditioned upon the timely filing of all periodic reports with the Securities and Exchange Commission and Nasdaq for all reporting periods beginning with September 30, 2004 and ending on September 30, 2005. Should we fail to make any filing in accordance with this condition, we will not be entitled to a new hearing with Nasdaq and our securities may be immediately delisted from the Nasdaq SmallCap Market.

There are no assurances that we will timely make our filings in accordance with the terms of Nasdaq’s conditional continued listing determination. If we are delisted, trading in our common stock could be subject to the so-called “penny stock” rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in those securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market on our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. These rules could further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. If we are delisted from the Nasdaq SmallCap Market, our stock price is likely to decline significantly.

We may never achieve or maintain significant revenues or profitability.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.6 million in 2003, $15.4 million in 2002, and $15.4 million in 2001 and $11.1 million for the nine months ended September 30, 2004. As of September 30, 2004, we had an accumulated deficit of approximately $90.4 million. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We have generated limited revenues, and it is possible that we will never generate significant revenue from product sales. Even if we do achieve significant revenues from our product sales, we may continue to incur net losses and these losses may increase. It is possible that we will never achieve profitable operations.

If health care providers are not adequately reimbursed for the procedures, that use our products, or for the products themselves, we may never achieve significant revenues.

Our physician customers continue to encounter difficulties in readily obtaining reimbursement for the Stretta procedure on a case-by-case basis, and this continues to impact our ability to significantly increase revenues. We may not be successful at addressing these difficulties with our strategies of pursuing state-by-state, and also selected national, reimbursement coverage, focusing on promoting repeat catheter sales and incorporating technical improvements to our systems to reduce treatment times.

Curon has been actively seeking, and, in certain instances, receiving, positive coverage decisions from Medicare and private payers to reimburse physicians, hospitals and other health care providers for procedures using our products. To date, Curon has received Medicare coverage decisions covering 22 states, one private payer national coverage decision and a number of private payer state coverage decisions. There is, however, no assurance that the remaining local Medicare or private payers will choose to pay for this procedure. Some payers may refuse adequate reimbursement even though significant peer-reviewed data has been published. Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta procedure or the products. If users of our products cannot obtain sufficient reimbursement from health care payers for the Stretta procedure or the Stretta System disposables, then it is unlikely that our products will ever achieve increased market acceptance.

The Secca procedure has been issued an APC code by CMS, but it has not yet received any CPT coding decision. One coverage decision for the Secca procedure has been received to date, but there is little data yet regarding the willingness of the remaining third-party health care payers to reimburse the costs of the procedure. We cannot assure you that the procedure will ever be generally reimbursed. Failure to achieve reimbursement will have a serious negative effect on our ability to grow our revenues.

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

To achieve increasing sales, our products must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. Our products represent a significant departure from conventional treatment methods. We believe that physicians will not increase rates of adoption of our systems unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that our systems provide an effective and attractive alternative to conventional means of treatment. Currently, there are 25 peer-reviewed journal articles on the Stretta procedure, including the results of our Stretta randomized trial, and three peer-reviewed journal articles on the Secca procedure. Some physicians may be slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. Future adverse events or recalls could also impact future acceptance rates. Additionally, some of our customers and potential customers also find the 30-45 minutes necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. If we cannot achieve increasing physician adoption rates of our products, we may never achieve significant revenues or profitability.

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

Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. Our primary competitors are large medical device manufacturers such as Ethicon Endo Surgery and United States Surgical, manufacturers of instrumentation for anti-reflux surgery, C.R. Bard, Wilson Cook and NDO Surgical, each of which manufactures an endoscopic sewing device for treating GERD and Boston Scientific, which manufactures an injectable product for the treatment of GERD. In addition Medtronic is currently in clinical trials with an injectable product for treating GERD that may, in the future, provide competition for the Stretta procedure. Other competitive devices may be developed.

Most of these competitors are larger companies that enjoy several competitive advantages over us, which may include:

•	Existing medications, anti-reflux surgical procedures and devices for the treatment of GERD;

•	Established reputations within the surgical and gastroenterological community;

•	Established distribution networks that permit these companies to introduce new products and have such products accepted by the physician community promptly;

•	Established relationships with health care providers and payers that can be used to facilitate reimbursement for new treatments; and

•	Greater resources for product development and sales and marketing.

We do not feel that we compete with large pharmaceutical companies, such as AstraZeneca, Takeda Abbott Pharmaceutical, Wyeth Laboratories and Eisai, because candidate patients for Stretta are intolerant to drug therapy or have failed, or only partially responded to, drug therapy. However, these companies have an established relationship with the gastroenterology community and generate over $12 billion in annual U.S. revenues from the proton pump inhibitor drug class. We could be adversely affected if one or more pharmaceutical companies elects to market aggressively against our product, or if a new, more effective, pharmaceutical product is developed. Further, less expensive generic drugs have been introduced to treat GERD as AstraZeneca’s patent for Prilosec, the leading prescription medication for the treatment of GERD, expired in 2001. Prilosec OTC is now available over the counter.

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

Our manufacturing processes are required to comply with the Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. Our first QSR inspection was in March 2001, and we were also inspected in July 2003. There were no significant findings from either inspection. If we fail any future QSR inspections, our operations could be disrupted and our manufacturing delayed. Failure to take appropriate corrective action in response to a QSR inspection could force a shut-down of our manufacturing operations, a recall of our products, and potentially a revocation of the FDA 510(k) clearance of our products, which would have a material adverse effect on our product sales, revenues, expected revenues and profitability. Furthermore, we cannot assure you that our key component suppliers are, or will continue to be, in compliance with applicable regulatory requirements, will not encounter any manufacturing difficulties, or will be able to maintain compliance with regulatory requirements. Any such event could have a material adverse effect on our available inventory and product sales.

Our failure to obtain or maintain necessary FDA clearances or approvals could hurt our ability to commercially distribute and market future new products in the United States.

Our products are medical devices and are therefore subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each new Class II or III medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process usually takes from four to twelve months, but may take longer. The premarket application, or PMA, approval process is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. Delays in obtaining regulatory clearance or approval will adversely affect our ability to generate revenues and profitability from new products. We cannot assure you that the FDA will ever grant 510(k) clearance or premarket approval for any new product we propose to market. If the FDA withdraws or refuses to grant approvals, we will be unable to market such products in the United States.

If we market our products for uses that the FDA has not approved, we could be subject to FDA enforcement action.

Our Stretta and Secca Systems are cleared by the FDA, the Stretta System for the treatment of GERD and the Secca System for the treatment of bowel incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. FDA regulations prohibit us from promoting or advertising either system, or any future cleared or approved devices, for uses not within the scope of our clearances or approvals. These determinations can be subjective, and the FDA may disagree with our promotional claims. If the FDA requires us to revise our promotional claims or takes enforcement action against us based upon our labeling and promotional materials, our sales could be delayed, our profitability could be harmed and we could be required to pay significant fines or penalties.

Modifications to our marketed devices may require new 510(k) clearances or PMA approvals or require us to cease marketing or recall the modified devices until such clearances are obtained.

Any modification to an FDA 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new FDA 510(k) clearance or, possibly, PMA approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any such decision. We have modified aspects of our products, but we believe that new 510(k) clearances are not required. We may modify future products after they have received clearance or approval, and, in appropriate circumstances, we may determine that new clearance or approval is unnecessary. Though we believe these changes fall within the acceptable scope of changes allowed for Class II devices, we cannot assure you that the FDA would agree with any of our decisions not to seek new clearance or approval. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification to a previously cleared product, we also may be required to cease marketing or recall the modified device until we obtain such clearance or approval. Also, in such circumstances, we may be subject to significant regulatory fines or penalties.

We face risks related to our international operations, including the need to obtain necessary foreign regulatory approvals.

To date we have international distribution agreements for Europe, Asia, and South Africa. To successfully market our products internationally, we must address numerous and evolving regulatory and import/export requirements of which we have little control. We have obtained regulatory clearance to market the Stretta System in the European Union, Australia and Canada and to market the Secca System in the European Union and Canada, but we have not obtained any other international regulatory approvals for other markets or products. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, although contracts already signed with European distributors specify payment in U.S. dollars, future international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

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

We maintain product liability insurance at coverage levels we believe to be commercially acceptable, and we re-evaluate annually whether we need to obtain additional product liability insurance. However there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on the same or substantially similar terms, or at all. Our former product liability insurance carrier has filed a civil action against us asking for rescission of coverage as it relates to the lawsuit we recently settled for $1.25 million. An action for declaratory judgment filed by the carrier was recently granted and we are considering whether to file an appeal. Should we not file an appeal we shall initiate settlement negotiations with the carrier. If the carrier’s suit is successful, we will not recover any of the settlement amount paid, or any amounts in settlement of any future product liability action arising in the coverage period relating to this specific carrier. Any product liabilities claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. There have been no product liability suits relating to the period May 22, 2002 to May 21, 2003 filed against us.

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

We believe our future success will depend upon our ability to successfully manage our employees, which includes attracting and retaining other highly skilled personnel. Our employees are at-will employees and are not subject to employment contracts. The loss of services of one or more key employees could materially adversely affect our growth. In addition, our stock price is depressed and the results of our operations have been less successful than anticipated. This history of performance may make it difficult to attract and retain qualified personnel. Failure to attract and retain personnel, particularly management and technical personnel, would materially harm our ability to grow our business rapidly and effectively.

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported results of operations.

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

Given the additional measures adopted by the company since June 30, 2004, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2004 our disclosure controls and procedures are effectively designed and operated to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

We implemented the foregoing changes in our internal control over financial reporting during the period covered by this report, such changes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2003, a civil action was filed against us in United States District Court for the Northern District of California by Federal Insurance Corporation, our insurance carrier, for rescission, reformation, and restitution in connection with our liability insurance policy. This policy covers, among other things, product liability claims made against us by people treated with our product. In October 2004, the Plaintiff’s summary judgment motion was granted. Consequently, there will be no coverage in the Pennsylvania suit described above and the payment of the $1.25 million will be the limit of our liability in that case.

Item 6. Exhibits

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

CURON MEDICAL, INC.
(Registrant)

Date: November 12, 2004	By:	/s/ LARRY C. HEATON II
Larry C. Heaton II President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)