Form 10-K
period 2004-12-31
CURON MEDICAL INC
filed 2005-03-29
CIK 1114365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(510) 661 1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).     Yes  ☐    No  ☒.

The aggregate market value of stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2004 (which is the last business day of Registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ SmallCap Market, was approximately $16.2 million.

The number of shares of Common Stock outstanding as of March 14, 2005: 24,819,374 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

CURON MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms These statements include statements relating to our expectations as to the timing and success of our clinical trials and regulatory submissions, the mix of our sales and revenues derived from generators and handpieces, the rate of growth and success of our international sales and marketing efforts, our expectations regarding increased operating expenses and net losses as our business expands, the timing of new product introductions. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth throughout this Report and, specifically, those contained in “Additional Risk Factors,” commencing on page 15, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, failure to obtain regulatory approvals as anticipated, a slower rate of market acceptance of our products than expected, increased competition, continued adverse changes in general economic conditions in the United States and internationally, including adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.

Item 1.    Business

Company Overview

Curon Medical, Inc was incorporated in Delaware in May 1997. We develop, manufacture and market innovative proprietary products for the treatment of gastrointestinal disorders. Our products consist of radiofrequency generators and single-use disposable devices.

Our first product, the Stretta® System, received United States Food and Drug Administration (“FDA”) clearance in April 2000 for the treatment of gastroesophageal reflux disease, or GERD, which affects approximately 15 million U.S. adults on a daily basis. In patients with GERD, acidic stomach contents reflux backward from the stomach into the esophagus, causing a wide range of symptoms and complications, including, most commonly, persistent heartburn and chest pain. Unlike medication, which addresses GERD symptoms, our Stretta System applies radiofrequency energy to treat the causes of GERD. The Stretta System consists of a disposable catheter with needle electrodes and our control module, which is a radiofrequency energy generator. Using the Stretta System, the physician delivers temperature-controlled radiofrequency energy to the muscle of the lower esophageal sphincter and upper portion of the stomach. The delivery of this energy creates heat, causing tissue contraction and creating thermal lesions that resorb over time, resulting in improved sphincter function. Clinical studies show a significant reduction in GERD symptom scores, esophageal acid exposure, and use of anti-secretory medications.

We commercially launched the Stretta System in May 2000. As of December 31, 2004, we have sold 358 control modules and approximate that to date more than 7,000 patients have been treated with the Stretta Procedure.

Our second product, the Secca® System, is a radiofrequency energy-based system for the treatment of bowel incontinence (formerly and clinically referred to as “Fecal incontinence”). Bowel incontinence is caused by damage to the anal sphincter from childbirth, surgery, neurological disease, injury or age, and affects up to 16 million adults in the United States. Using the Secca System, physicians deliver radiofrequency energy to the anal sphincter muscle in the anal canal. Clinical studies have shown a reduction in bowel incontinence symptoms and improvement in general quality of life. In March 2002, we received 510(k) clearance from the FDA to market the

Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback and who are not candidates for or amenable to surgery. We undertook a limited test launch of Secca in June 2002, and fully launched the product commercially in May 2003.

We have a direct sales force to market and sell our products in the United States. We market the Stretta System, as an alternative to anti-reflux surgery, primarily to high volume general surgeons and gastroenterologists. In the United States, we estimate that there are approximately 4,500 general surgeons and 7,000 gastroenterologists who actively perform endoscopy. We market the Secca System primarily to colon and rectal surgeons and to those general surgeons who perform colorectal surgery. We estimate that there are approximately 1,200 colon and rectal surgeons and up to 3,000 general surgeons that routinely perform colorectal surgery in the United States.

Our Stretta System has also received European, Australian and Canadian regulatory approval, and our Secca System has also received regulatory approval in Europe. We incorporated a subsidiary company in Belgium in November 2000 to manage distribution of our products in Europe, the Middle East and Africa. In March 2003, we entered into distribution agreements for the Stretta System in Switzerland, Austria, and the Netherlands, and have international distribution agreements with a distributor for the Far East, giving us representation in the countries of the Peoples Republic of China, Taiwan, Hong Kong, South Korea, Singapore, Malaysia, Indonesia, Vietnam, Thailand and India. To date, we have international distribution agreements for our products in 11 European and Middle Eastern countries and in South Africa. The Secca System is also sold through distributors in Europe. The first European Secca Procedures were performed in Germany, Denmark and Italy in March 2002, as part of our clinical trials. The first international commercial Secca procedure was performed in March 2003. We are organized into a single reportable segment consisting of the development, manufacture, and marketing of proprietary products for the treatment of gastrointestinal disorders. We use one measurement of profitability and do not disaggregate our business for internal reporting.

The American Medical Association recently issued a Category I CPT code for the Stretta procedure that became effective January 1, 2005, which will make it easier for physicians to code for the procedure from this date.

Business Strategy

Our strategy is to establish our Stretta and Secca Systems as standard treatment options for patients with GERD and bowel incontinence, respectively. We believe that our products offer substantial improvements over the current treatment options in the care of patients with these disorders.

The typical Stretta patient has not achieved adequate symptom control on, or is intolerant of, escalated medical therapy, or does not wish to continue indefinite anti-secretory medication use. Until recently, the only option for these patients has been a surgical anti-reflux procedure. We believe that the Stretta System offers several significant benefits over anti-reflux surgery, including that it is most commonly an outpatient procedure rather than inpatient surgery, that it is typically performed under conscious sedation rather than general anesthesia, and that it has a lower incidence of side effects and complications. Patients also return to normal activities faster after the Stretta procedure than after anti-reflux surgery. Due to these features, the Stretta procedure is significantly less expensive than anti-reflux surgery, and thus insurance companies may benefit through cost savings.

The Secca procedure offers a treatment option for patients with bowel incontinence who have failed more conservative therapies such as diet modification and biofeedback. Currently, bowel incontinence patients have few treatment options. These options include fiber therapy, anti-diarrheal medications, biofeedback therapy, and major surgery, which may involve reconstruction of the sphincter muscle or implantation of a continence device. These therapies have only modest effectiveness, and we believe that there is a need for a minimally invasive treatment option that may be offered to patients as an alternative to major surgery. We believe that the Secca procedure has several significant benefits over surgery, including that it is most commonly an outpatient procedure rather than inpatient surgery, that it is typically performed under conscious sedation rather than general anesthesia, and that it has a lower incidence of side effects and complications. Recovery after incontinence surgery may take several months, whereas patients who have the Secca procedure may usually return to their normal daily activities the following day.

We have established both a direct and indirect sales and distribution network in the United States to target the approximately 4,000 hospital endoscopy suites and approximately 4,000 ambulatory treatment centers. We currently have fourteen direct sales territories, a sales vice president, a marketing vice president, two regional direct sales managers, and two clinical applications specialists. In addition, we have an indirect sales channel comprised of 6 Manufacturer Representative firms, with 15 salespeople to sell and market our products, on a part time basis, across the United States. In Europe and other selected areas, we have distributors covering 26 countries. We may hire additional salespeople or enter new distributor relationships to increase market penetration of our products.

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

GERD: The problem and conventional treatment options

GERD is the frequent backward flow, or reflux, of stomach contents into the esophagus, the muscular tube that connects the mouth to the stomach. In the lower part of the esophagus, there is an area of thickened muscle known as the lower esophageal sphincter which, when functioning properly, acts as a one-way valve, allowing food to pass down from the esophagus into the stomach, but preventing reflux. In GERD patients, the lower esophageal sphincter does not function properly and allows chronic reflux to occur. Stomach acid, enzymes and bile irritate the esophagus and cause a wide range of symptoms and complications, most commonly persistent severe heartburn and chest pain. In some GERD sufferers, the pain is acute enough to require an emergency room visit. People with GERD often have difficulty sleeping due to increased reflux and heartburn when they lie down. Also, damage to the esophagus caused by reflux may result in more serious complications, such as erosion or ulceration of the esophagus, build-up of scar tissue that can narrow and obstruct the esophagus, and Barrett’s epithelium, a condition that is associated with an elevated risk of esophageal cancer.

Prescription medication is the primary treatment option for patients with GERD. The most widely prescribed medications from the proton pump inhibitor drug class, such as Prilosec or Nexium, have annual U.S. sales of approximately $10 billion. Although these medications temporarily ease heartburn symptoms by reducing stomach acid, they do not prevent reflux or treat the underlying causes of GERD. Side effects may include diarrhea, headaches, dizziness and nausea. Taken regularly, these medications are expensive, costing an estimated average of $2,300 per year, based solely on retail prices for medication requirements of the patients in our clinical trial. Many GERD patients do not want to be dependent on medications and have difficulty complying with prescribed lifestyle modifications that require ongoing fundamental changes in eating, drinking and sleeping behavior.

The most common corrective treatment for GERD is an anti-reflux surgical procedure generally known as a laparoscopic Nissen fundoplication where the fundus of the stomach is wrapped around the lower esophageal sphincter and sutured in position to provide a mechanical barrier to reflux. This inpatient surgical procedure costs between $11,000 and $15,000, involves a hospital stay of several days and a prolonged recovery period, and has a significant morbidity risk. We believe that approximately 250,000 patients are referred for this procedure annually, of which up to 100,000 actually undergo the anti-reflux surgery. The remainder of those referred who do not undergo the procedure are either contra-indicated or choose not to proceed after learning the details of the surgery.

The Stretta System: Treatment of GERD

Our proprietary Stretta System provides physicians with the tools to perform a minimally invasive, outpatient, and cost-effective procedure for the treatment of GERD. Unlike medication, the Stretta procedure treats GERD, rather than simply managing the symptoms by neutralizing or inhibiting acid secretion in the stomach. Unlike anti-reflux surgery, the Stretta procedure is most commonly an outpatient procedure with minimal side effects. The Stretta Procedure, which typically costs between $3,000 and $5,000, takes less than an hour, and utilizes techniques commonly used by general surgeons and gastroenterologists who perform endoscopy. Most treated patients have been able to return to normal activities within one day of treatment and reduce or eliminate medication use shortly thereafter. We believe that the Stretta Procedure’s effectiveness and relatively low cost, combined with the absence of significant discomfort and side effects, makes it a clinically and economically attractive GERD treatment for those patients with unsatisfactory symptom control on drugs, who are considering an anti-reflux surgical procedure.

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

The Secca System: Treatment of Bowel Incontinence

The Secca System is designed to treat bowel incontinence, a condition that affects up to 16 million U.S. adults. Bowel incontinence is caused by damage to the anal sphincter from childbirth, surgery, neurological disease, injury or age. It is a life-altering condition that, unlike GERD, lacks effective corrective treatment alternatives. The most common treatment options control, but do not correct, the condition, and include the use of protective undergarments, diet modification and over-the-counter dietary supplements. Current corrective treatment options include major surgery, limited to those patients with a specific anatomic sphincter defect, and are rarely utilized.

The Secca System provides a minimally invasive, outpatient, and cost-effective procedure for the treatment of bowel incontinence. The Secca procedure utilizes the same radiofrequency technology and treatment concepts as the Stretta System. Using our Curon Control Module and our handheld disposable device called the Secca Handpiece, physicians deliver radiofrequency energy into the muscle of the anal sphincter to improve its barrier function. We completed a U.S. clinical trial of the Secca System in April 2001, and submitted the results to the FDA in December 2001. In March 2002, we received 510(k) clearance from the FDA to market the Secca System for the treatment of bowel incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback.

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

Clinical and Regulatory Status

Stretta clinical studies

In April 2000, we received 510(k) clearance from the FDA to market the Stretta System for the treatment of GERD. To evaluate the Stretta System, we conducted an open label multi-center U.S. clinical trial with leading investigators at 14 institutions, in which 131 patients were treated. We measured how well the procedure eliminated the need for heartburn medication, improved symptoms, improved quality of life, and reduced the amount of acid detected in the esophagus. Results from the initial 47 patients treated were submitted to the FDA. Six-month data was available for 44 of the 47 treated patients. The follow-up data indicated that the Stretta procedure led to significant improvement in both objective and subjective measurements. Six and twelve-month data for 118 of the 131 patients was published in Gastrointestinal Endoscopy in 2002.

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

We have conducted an eight-center, clinical trial of the Stretta System in the United States, treating 64 patients. Results of this trial were published in Gastroenterology in September 2003. This trial demonstrated significant improvements in GERD symptom scores and satisfaction that were not present in the sham (control) group. Further, there were significant improvements in acid exposure in the Stretta treated group at 12 months versus baseline.

To date, twenty-seven peer- reviewed clinical articles and meeting presentations have been published, augmenting the knowledgebase associated with the Stretta procedure, symptom response, and long-term results, and supporting the use of the Stretta system for patients with GERD. We expect that this data will influence physician adoption rates, facilitate reimbursement approvals, and enhance marketing activity.

Secca clinical studies

In November 1999, we conducted a pilot study at a leading medical institution in Mexico City. Ten patients with bowel incontinence were treated with the Secca System. Six months and two years following the procedure, most patients showed significant improvements in bowel incontinence symptoms, incontinence-related quality of life and general quality of life, each as measured by validated questionnaires, without persistent complications or side effects. The six-month data demonstrating improved incontinence scores was published in Diseases of the Colon & Rectum in July 2002. The two-year data demonstrating durability of the effect of Secca procedure on improving bowel incontinence symptoms was presented at the 2002 Meeting of the American Society of Colon and Rectal Surgeons, and was published in Diseases of the Colon & Rectum in March 2003.

Based on these encouraging preliminary results, we further evaluated the Secca System in a multi-center U.S. clinical study involving six sites and 50 patients. The data from this study was compiled and submitted to the FDA, and in March 2002 we received 510(k) clearance to market the Secca System for the treatment of bowel incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. The results of this clinical trial were published in Diseases of the Colon and Rectum in December 2003. The study demonstrated that the Secca procedure resulted in significant improvements in bowel incontinences scores, bowel incontinence related quality of life, and general quality of life. In June 2002, we started a limited commercial release of the Secca System and in June 2003, we launched the Secca System on a full commercial basis.

Research and Development

Our research and development activities are conducted internally by a research and development staff and are focused on continuing improvements to design changes of existing product alternatives and product accessories. In addition to working on new products, our research and development organization is improving products and developing fixtures that are designed to reduce the time to manufacture, improve quality and reduce cost of products. Our research and development expenditures were $1.7 million in 2004, $1.8 million in 2003 and $2.7 million in 2002. Pilot manufacturing costs included in research and development were $235,000 in 2002 for the Secca System. No pilot manufacturing was performed in either 2003 or 2004.

Manufacturing

We manufacture, assemble and test our products in-house. The manufacturing process consists primarily of assembling internally manufactured and externally purchased components and sub-assemblies in an environmentally controlled area. After assembly, each Stretta Catheter and Secca Handpiece is inspected and then sent to a sub-contractor for sterilization. Final assembly and test of Curon Control Module is performed in-house.

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

Currently, only one supply source exists for the peristaltic pump. Our supplier in accordance with our specifications manufactures this pump. We have contracted with this supplier for ongoing supply, but we would need additional time to locate and qualify a new pump supplier should our current supplier fail to fulfill our needs. If a new pump is incorporated into the Control Module, then the Control Module may require regulatory clearance under the FDA’s 510(k) process, which could take several months or more. Also, a computer chip in the Control Module is no longer manufactured. We have purchased an inventory of these chips sufficient to meet our projected manufacturing needs for at least the next 12 months and have developed a revision to our current generator that has incorporated an updated version of this chip.

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

Due to the necessity of continuous compliance with the above regulatory regimes and other support activities we have a high fixed manufacturing cost. To generate positive gross profit, we will need to increase our sales to $1.5 million per quarter, or thereby, to absorb fully these necessary fixed costs.

Patents and Proprietary Technology

We have an aggressive program to obtain or license intellectual property in the United States, Europe and Asia for our medical advances. We are building a portfolio of apparatus and method patents covering aspects of our current and future technology.

As of December 31, 2004, we had 35 issued or allowed U.S. patents and 24 pending U.S. patent applications. We intend to continue to file for patents for our technologies to strengthen our position. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require employees, consultants and advisors who work on our products to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Certain aspects of our products incorporate technology subject to patents that we have licensed from others. As of December 31, 2004, we had licensed in 23 issued and allowed U.S. patents and 16 pending U.S. patent applications. We have a license with Gyrus Group PLC (formerly, Somnus Medical Technologies, Inc.) for their generator technology. The non-exclusive license gives us the right to manufacture, have manufactured, use, offer to sell, sell and import Gyrus’ radiofrequency generator technology for use in the treatment of GERD and other medical disorders of the digestive tract. The license expires on October 6, 2017. During the term of the license, we are obligated to pay a royalty to Gyrus for our sale of generators that incorporate the licensed technology. We have also licensed patented technology from the University of Kansas Medical Research Institute relating to applying radiofrequency energy to tissue. This is an exclusive, worldwide and royalty-bearing license allowing us to incorporate the patented technology in our products to treat medical disorders throughout the gastrointestinal tract. The license expires on September 17, 2013 and may be terminated earlier for breach. We have also licensed other patents that we believe may apply to our current business or that we may incorporate into future products. We intend to continue to license technologies to strengthen our competitive position.

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

Competition

Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. Our primary competitors are large medical device manufacturers such as Ethicon Endo Surgery and United States Surgical, manufacturers of instrumentation for anti-reflux surgery, C.R. Bard, Wilson Cook and NDO Surgical, each of which manufactures an endoscopic sewing device for treating GERD and Boston Scientific, which manufactures an injectable product for the treatment of GERD. In addition, Medtronic is currently in clinical trials with an implantable product for treating GERD that may, in the future, provide competition for the Stretta procedure. Other competitive devices may be developed.

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

We do not feel that we compete with large pharmaceutical companies, such as AstraZeneca, Takeda Abbott Pharmaceutical, Wyeth Laboratories and Eisai, because candidate patients for Stretta are intolerant to drug therapy or have failed, or only partially responded to, drug therapy. However, these companies have an established relationship with the gastroenterology community and generate over $10 billion in annual U.S. revenues from the proton pump inhibitor drug class. We could be adversely affected if one or more pharmaceutical companies elects to market aggressively against our product, or if a new, more effective, pharmaceutical product is developed. Further, less expensive generic drugs have been introduced to treat GERD as AstraZeneca’s patent for Prilosec, the leading prescription medication for the treatment of GERD, expired in 2001. Prilosec, formerly a prescription medication, is now available over the counter.

In the bowel incontinence market, we consider our primary competitors to be American Medical Systems, who received FDA clearance in December 2001 to market its implanted Artificial Bowel Sphincter for the treatment of severe bowel incontinence, and Medtronic, which is developing an implantable sacral nerve stimulation device for treatment of incontinence. There are also a small number of companies pursuing injectable therapies for bowel incontinence including Boston Scientific and Uroplasty.

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

In April 2000, we received 510(k) premarket clearance from the FDA for the Stretta System for the treatment of GERD, and in March 2002 we received 510(k) premarket clearance from the FDA for the Secca System for the treatment of bowel incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. We cannot assure you that the FDA will not deem one or more of our future products to be a class III device subject to the more burdensome PMA approval process.

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

Other U.S. regulation

We also must comply with numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. We may be required to incur significant costs to comply with such laws and regulations in the future and such laws and regulations may hurt our business, financial condition and results of operations. We are subject to quarterly audits performed by Underwriters Laboratories to ensure that our Control Module products continue to comply with the applicable requirements. Failure to comply could result in production delays, and potential product recall.

Foreign regulation

Our products are also regulated as medical devices outside the United States by government agencies and are subject to registration requirements in many of the foreign countries in which we plan to sell our products. Our Stretta and Secca Systems carry a CE Mark, which is required for European product sales. The Stretta System carries a Therapeutic Goods Administration license, which is required for product sales in Australia, and a license issued by Health Canada, which allows commercialization in Canada. Our facility is subject to inspection by RWTUV for compliance with the quality system and other applicable regulations. Our facility has been audited and certified to be ISO9001/EN46001/ISO13485 compliant, which allows us to sell our products in Europe. We plan to seek approval to sell the Stretta and Secca Systems in additional foreign countries. The time and cost required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

Third Party Reimbursement

In the United States, health care providers generally rely on third-party payers, principally private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. Medicare reimburses hospital outpatient clinics on a prospectively determined fixed amount for the costs associated with an outpatient procedure. Individual outpatient procedures are assigned Ambulatory Payment Classification (APC) codes. Effective October 1, 2001, the Center for Medicare and Medicaid Services, CMS (formerly HCFA), designated a code for the Stretta System, which pays the hospital component of the procedure cost, including the cost of the disposable device. In 2003, CMS reassigned the Stretta procedure to a new APC, which maintained essentially the same payment rate of $1,850. In 2004, CMS announced a revision downwards of the APC value from $1,850 to $1,264.79. CMS published its April 2005 Hospital Outpatient Prospective Payment System update on March 18, 2005, in which they indicated that the previously published APC reimbursement rate for the Stretta procedure was incorrect. In its Addendum A published subsequently, the new national payment rate for the Stretta procedure is set at $1,335.65 retroactive to January 1, 2005. This translates to a range of actual reimbursement amounts, depending on the geographic adjustments, of between $977.43 and $2,583.55.

Effective January 1, 2004 the American Medical Association issued a Category III CPT code for the Stretta procedure. Effective January 1, 2005, the Stretta procedure was awarded a Level I CPT code by the AMA with an associated national average payment of $305.45. CPT codes are used to specify the physician component of the procedure cost.

Effective July 1, 2004, CMS designated an APC code for the Secca System, which pays the hospital component of the procedure $1,750 including the cost of the disposable device. For each of the procedures, private insurers will set their own reimbursement levels that are typically higher than the Medicare level.

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

Reimbursement by third-party payers is often positively influenced by the existence of peer-reviewed publications of long-term safety and efficacy data. We have collected data on six-month results after treatment with the Stretta System, and this information was published in a peer-reviewed journal in 2001. We have collected and published data on twelve-month results, and this information was published in a peer-reviewed journal in 2002. Follow-up data in the form of a Stretta Registry, supporting the durability of the procedure for up to 33 months, was published in a peer-reviewed journal in December 2002. Subsequently, data has been presented at physician society medical meetings demonstrating positive durability of the Stretta procedure to four years. While we cannot assure you that our products will be reimbursed without publications of longer-term data, we are actively encouraging ongoing research studies to evaluate and publish the long-term safety and efficacy of the Stretta System. In addition, many third-party payers require that randomized studies be conducted to determine the effect of the procedure versus placebo or another standard of care. We have completed a double-blinded, randomized, sham-controlled, multi-center study to generate this data, and these results were published in September 2003.

To facilitate reimbursement for the Stretta and Secca Systems, we continue to maintain a dedicated reimbursement department. The department assists physicians with case-by-case pre-determination for coverage and appeals of denied claims, and actively pursues local coverage decisions. For the Stretta procedure, Curon Medical has established numerous Medicare coverage policies, as well as individual case-by-case Medicare coverage in various states. In addition, an increasing number of private payors have issued policies or are covering procedures on an individual basis.

We believe that achieving appropriate reimbursement for the Stretta procedure removes the major impediments to growth in sales. We believe that we are making progress toward wider reimbursement of the procedure. However, while we are actively pursuing reimbursement through case-by-case approvals and by pursuing coverage decisions by local carriers, we cannot guarantee the speed or the scale to which payers will approve reimbursement of the Stretta Procedure. While the Secca procedure has been on the market a shorter amount of time, we anticipate similar challenges in achieving reimbursement for this product.

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

Employees

As of December 31, 2004, we employed 68 people worldwide, of which 2 are in Europe and 66 are in the U.S. which includes 30 employees in operations, two employees in research and development, 22 employees in sales and marketing, 10 employees in general and administrative, two employees in reimbursement and two employees in clinical and regulatory affairs. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Available Information

Our Web Site is http://www.curonmedical.com. We make available free of charge, on or through our Web Site, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission (“SEC”).

Information contained on our Web Site is not a part of this report. We have adopted a code of ethics applicable to our principal executive, financial and accounting officers. We make available free of charge, on or through our Web Site’s investor relations page, our code of ethics.

The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements of the Company. All reports that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Additional Risk Factors

We have limited capital resources and expect that we will need to raise additional funds if we want to continue our current level of operations, which we may not be able to do.

As of December 31, 2004, we had cash and cash equivalents on hand of $5.9 million and working capital of $6.6 million. We intend to finance our operations primarily through our cash and cash equivalents, marketable securities, future financing and future revenues. Although we recognize the need to raise funds in the near future, there can be no assurance that we will be successful in consummating any such transaction, or, if we did consummate such a transaction, that the terms and conditions of such financing will be favorable to us. We believe that our cash balances will not be sufficient to fund planned expenditures in the third quarter of 2005. This raises substantial doubt about our ability to continue as a going concern. Even if we can raise funds, this may not be at a level that will allow for the continuance of operations.

We may never achieve or maintain significant revenues or profitability.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.3 million in 2004, $15.6 million in 2003, and $15.4 million in 2002. As of December 31, 2004, we had an accumulated deficit of approximately $94.6 million. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We have generated limited revenues, and it is possible that we will never generate significant revenue from product sales. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next several years and these losses may increase. It is possible that we will never achieve profitable operations.

Our internal controls may not be sufficient to ensure timely and reliable financial information.

We restated our financial results for the quarter ended March 31, 2004 to reflect adjustments to our previously reported financial information. The restatements arose, in part, out of an internal investigation by the Audit Committee. As a result of the investigation, management and the Audit Committee determined that certain sales employees had improperly offered rights of return and exchange in violation of our revenue recognition policy, and a manufacturer’s representative had not actually made sales that it had reported to the Company. As a result of this investigation, we were also unable to timely file the Form 10-Q for the quarter ended June 30, 2004. In connection with the restatement of our financial results for the quarter ended March 31, 2004, our independent registered public accounting firm identified material weaknesses in our internal controls and procedures.

Our Audit Committee, with the assistance of independent legal and accounting advisors, evaluated the effectiveness of our disclosure controls and procedures. As a result of this evaluation, our Board of Directors has directed management to implement and management has implemented additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately. These measures include the adoption of a Disclosure Committee Charter, the adoption of a written revenue recognition policy, further controls on shipment of products for revenue transactions, and additional training of our sales and marketing staff to minimize the risk of revenue recognition errors. Given the additional measures adopted by the company, we believe that our disclosure controls and procedures are now effectively designed to ensure that information we are required to disclose in reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, the effectiveness of our controls and procedures are still limited by a variety of factors including:

•	Faulty human judgment and simple errors, omissions or mistakes;

•	Fraudulent action of an individual or collusion of two or more people;

•	Inappropriate management override of procedures; and

•	The possibility that our enhanced controls and procedures may still not be adequate to assure timely and accurate financial information.

If we fail to have effective internal control over financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to delisting, and civil or criminal sanctions.

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

Our physician customers continue to encounter difficulties in readily obtaining reimbursement for the Stretta procedure on a case-by-case basis, and this continues to impact our ability to significantly increase revenues. We may not be successful at addressing these difficulties with our strategies of pursuing state-by-state and also selected national reimbursement coverage, focusing on promoting repeat catheter sales and incorporating technical improvements to our systems to reduce treatment times.

Curon has been actively seeking positive coverage decisions from Medicare and private payers to reimburse physicians, hospitals and other health care providers for procedures using our products. While the American Medical Association has issued a Level I CPT code for the Stretta procedure effective January 1, 2005, there is no assurance that local Medicare or private payers will choose to pay for this procedure. Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta procedure or the products. In 2004, CMS announced a revision downwards of the APC value from

$1,850 to $1,264.79. CMS published its April 2005 Hospital Outpatient Prospective Payment System update on March 18, 2005, in which they indicated that the previously published APC reimbursement rate for the Stretta procedure was incorrect. In its Addendum A published subsequently, the new national payment rate for the Stretta procedure is set at $1,335.65 retroactive to January 1, 2005. This translates to a range of actual reimbursement amounts, depending on the geographic adjustments, of between $977.43 and $2,583.55. Even with the revised amount it may still be difficult to convince hospitals and other health care providers to offer the Stretta procedure to their patients. While coverage policies and case-by-case payments are increasing, some payers may refuse adequate reimbursement even though significant peer-reviewed data has been published. If users of our products cannot obtain sufficient reimbursement from health care payers for the Stretta procedure or the Stretta System disposables, then it is unlikely that our products will ever achieve increased market acceptance.

Although the Secca procedure has been awarded an APC code by the CMS, it has not received a CPT code and there is little data yet regarding the willingness of third-party health care payers to reimburse the costs of the procedure. We cannot assure you that the procedure will ever be reimbursed. Failure to achieve reimbursement may have a serious negative effect on our ability to grow our revenues.

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

To achieve increasing sales, our products must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. Our products represent a significant departure from conventional treatment methods. We believe that physicians will not increase rates of adoption of our systems unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that our systems provide an effective and attractive alternative to conventional means of treatment. Currently, there are over 27 peer-reviewed journal articles on the Stretta procedure, including the results of our Stretta randomized trial, and three peer-reviewed journal articles on the Secca procedure. Some physicians may be slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. Future adverse events or recalls could also impact future acceptance rates. Additionally, some of our customers and potential customers also find the 30-45 minutes necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. If we cannot achieve increasing physician adoption rates of our products, we may never achieve significant revenues or profitability.

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

Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. Our primary competitors are large medical device manufacturers such as Ethicon Endo Surgery and United States Surgical, manufacturers of instrumentation for anti-reflux surgery, C.R. Bard, Wilson Cook and NDO Surgical, each of which manufactures an endoscopic sewing device for treating GERD, and Boston Scientific, which manufactures an injectable product for the treatment of GERD. In addition, Medtronic is currently in clinical trials with an implantable product for treating GERD that may, in the future, provide competition for the Stretta procedure. Other competitive devices may be developed.

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

We do not feel that we compete with large pharmaceutical companies, such as AstraZeneca, Takeda Abbott Pharmaceutical, Wyeth Laboratories and Eisai, because candidate patients for Stretta are intolerant to drug therapy or have failed, or only partially responded to, drug therapy. However, these companies have an established relationship with the gastroenterology community and generate over $12 billion in annual U.S. revenues from the proton pump inhibitor drug class. We could be adversely affected if one or more pharmaceutical companies elects to market aggressively against our product, or if a new, more effective, pharmaceutical product is developed. Further, less expensive generic drugs have been introduced to treat GERD as AstraZeneca’s patent for Prilosec, the leading prescription medication for the treatment of GERD, expired in 2001. Prilosec, formerly a prescription medication is now available over the counter.

We have limited sales and marketing experience, and failure to build and manage our sales force or to market and distribute our products effectively will hurt our revenues and profits.

We have limited sales and marketing experience. As of December 31, 2004, we relied on fourteen direct sales territories for the sale of our Stretta System in the United States. We also deploy an indirect sales channel of 6 Manufacturers Representative firms, which adds 15 salespeople available to sell and market our products across the United States. The success of this sales channel will depend upon a number of factors, many of which are beyond our control, including the willingness of such distributors to prioritize the sale of our products, and their effectiveness in such sales efforts.

Since we have relatively limited marketing experience since the launch of the Secca System, our sales force has limited experience marketing the product, and we cannot predict how successful they will be in selling the product. There are significant risks involved in building and managing our sales force and marketing our products, including our:

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

Item 2.    Properties

We are headquartered in Fremont, California, where we lease one building with approximately 35,000 square feet of office, research and development, and manufacturing space under leases expiring October 31, 2006. We believe that the facility is suitable and adequate for our current and future needs for the foreseeable future. We are currently utilizing approximately 65% of the facility’s total space.

Item 3.    Legal Proceedings

In June 2001, a civil action was filed against us in the United States District Court, Western District of Kentucky, Louisville Division, alleging that the plaintiff sustained injury when undergoing a procedure utilizing the Stretta System, caused by defects in design and manufacture. This matter was amicably resolved in February 2005 without material financial impact on us.

In June 2002, a civil action was filed against a number of defendants, including Curon, in the Court of Common Pleas, Philadelphia County, in the State of Pennsylvania, alleging that the plaintiff sustained injury during a Secca procedure caused by the device being defective and/or in an unreasonably dangerous condition. We have settled this case resulting in a payment in March 2004 of $1.25 million that was reserved in the year ending December 31, 2003.

In April 2003, a civil action was filed against us in United States District Court for the Northern District of California by Federal Insurance Corporation, our insurance carrier, for rescission, reformation, and restitution in connection with the our liability insurance policy. This policy covers, among other things, product liability claims made against us by people treated with our product. In October 2004, the Plaintiff’s summary judgment motion was granted. Consequently, there will be no coverage in the Pennsylvania suit described above and the payment of the $1.25 million will be the limit of our liability in that case. We have decided not to appeal the result of the summary judgment and are engaged with settlement discussions with Federal Insurance Corporation. We believe that the resolution of this matter will not have a material effect, if any, on our business, financial position, and results of operations and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Common Stock Price
	High	Low
Year Ended December 31, 2003
First Quarter	$1.35	$0.60
Second Quarter	$1.39	$0.65
Third Quarter	$2.05	$0.70
Fourth Quarter	$3.90	$1.79
Year Ended December 31, 2004
First Quarter	$5.44	$2.32
Second Quarter	$2.95	$1.43
Third Quarter	$1.57	$0.76
Fourth Quarter	$1.84	$0.90

As of March 14, 2005, the last reported sales price of our Common Stock on the NASDAQ SmallCap Market was $1.17 per share, and the number of beneficial common stockholders was approximately 1,600. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

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

On February 6, 2004, the Company raised approximately $13.5 million in gross proceeds from the private placement of common stock and warrants to several institutional investors. Net proceeds to the Company after estimated offering costs and expenses were approximately $12.6 million. The transaction involved the sale of 4,025,000 newly issued shares of the Company’s common stock at a price of $3.36 per share and warrants to purchase an aggregate of 905,625 shares of common stock an exercise price of $4.71 per share. The common stock warrants have a five-year term and became exercisable on August 6, 2004. In addition, on or after August 6, 2007, should the company’s stock price close at or above 175% of the exercise price on any 15 out of 30 consecutive trading days, and other certain conditions are met as defined in the warrant agreement, the company has the right, on one occasion, to require the holders of the common stock warrants to exercise such common stock warrants. The warrant agreement contains a provision (Section 9(c)) providing that if the

Company enters into a fundamental transaction, as defined further in the agreement (i.e. merger/consolidation, sale of substantially all of its assets, tender offer, reclassification common stock) that is consummated after the second anniversary of the date of the warrant and the cash consideration to be received by the holder is not greater than or equal to 30% over the exercise price, then at the request of the holder, the Company shall cash settle the warrants, purchasing such warrants for cash equal to the Black-Scholes value (assuming a 55% volatility) of the remaining unexercised portion of the warrant. As a result, the aggregate fair value of the warrants of $1.7 million was recorded as a liability with the remaining net proceeds of $10.9 million recorded as equity in the accompanying condensed consolidated balance sheet. The warrants were valued on February 6, 2004, using the Black-Scholes model with the following assumptions: 5 year expected life, risk free interest rate of 3.23%, dividend yield of zero, volatility of 73%.

The fair value of the warrants and the corresponding liability is re-measured at the end of each reporting period with any change in fair value being recorded as a non-operating item in the statement of operations. The aggregate fair value of the warrant decreased from $1.7 million upon issuance on February 6, 2004, to $469,000 at December 31, 2004 using the Black-Scholes model with the following assumptions: 4.08 year expected life, risk free interest rate of 3.6%, dividend rate of zero and volatility of 67%.

The Board of Directors approved a stock repurchase program in July 2002 pursuant to which up to 1,000,000 shares of our outstanding common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. No repurchases were made in either 2003 or 2004, and as of December 31, 2004, we hold approximately 325,300 shares pursuant to this repurchase program.

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

	Years ended December 31,
	2004	2003	2002	2001	2000
Statement of operations data:
Revenues	$3,709	$3,421	$3,403	$3,317	$1,156
Cost of goods sold	4,358	4,322	4,080	4,604	1,812

Gross loss	(649)	(901)	(677)	(1,287)	(656)

Operating expenses:
Research and development	1,736	1,823	2,668	2,825	4,161
Clinical and regulatory	1,096	1,497	1,784	2,135	2,095
Sales and marketing	8,083	6,825	7,065	6,973	3,461
General and administrative	5,073	3,505	4,023	4,443	4,181
Litigation charge	—	1,250	—	—	—

	15,988	14,900	15,540	16,376	13,898

Operating loss	(16,637)	(15,801)	(16,217)	(17,663)	(14,554)

Interest income	132	234	751	2,240	1,330
Interest expense	(6)	(5)	(8)	(4)	(4,083)
Decrease in warrant liability	1,200	—	—	—	—
Other income (expense)	(9)	17	33	(2)	(68)

Net loss before extraordinary item	(15,320)	(15,555)	(15,441)	(15,429)	(17,375)

Extraordinary gain	—	—	—	—	1,596

Net loss	$(15,320)	$(15,555)	$(15,441)	$(15,429)	$(15,779)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.64)	$(0.77)	$(0.79)	$(0.81)	$(2.27)

Shares used in computing net loss per common share attributable to common shareholders, basic and diluted (1)	24,037	20,076	19,653	19,075	6,945

Balance sheet data:
Cash, cash equivalents and marketable securities	$5,892	$10,134	$22,967	$35,128	$39,206
Working capital	6,625	9,963	24,807	36,498	39,916
Long-term investments	—	—	528	3,048	12,882
Total assets	9,157	13,854	27,236	43,073	56,617
Total stockholders’ equity	6,913	10,808	26,103	41,288	54,930

(1)	The per share data have been restated for all periods presented to reflect the 0.57 to 1 reverse stock split effective September 22, 2000.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended December 31, 2004, 2003, and 2002.

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

We market the Stretta System, as a complement to anti-reflux surgery, primarily to high volume gastroenterologists and general surgeons who actively perform endoscopy. In the United States, we estimate that there are approximately 4,500 general surgeons and 7,000 gastroenterologists who actively perform endoscopy. We market the Secca System primarily to colon and rectal surgeons and to those general surgeons who perform colorectal surgery. We estimate that there are approximately 1,200 colon and rectal surgeons and approximately 3,000 general surgeons who perform colorectal surgery in the United States.

We are focusing our sales efforts in the United States through a direct sales force, supplemented by selected independent manufacturing representatives. In international markets, we rely primarily on third-party distributors. In November 2000, we incorporated a subsidiary company in Belgium to support European distributors’ sales, marketing and clinical efforts. As of December 31, 2004, this subsidiary had two employees. To date, we have international distribution agreements in 26 countries, of which 11 are in the European Union. Our gross margins on sales through international third-party distributors will be lower than our gross margins on U.S. sales as a result of distributor discounts.

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

Through December 31, 2004, we recorded limited product sales while incurring cumulative net losses of $94.6 million. In addition to increasing expenditures related to continuing selling activities of the Stretta and

Secca Systems, we anticipate that our expenses will increase as we continue to develop new products, conduct clinical trials, commercialize our products and acquire additional technologies as opportunities arise. As a result, we expect our operating expenses and cumulative net losses to increase.

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

We believe the following critical accounting policies, among others, affect its more significant judgments and estimates in the preparation of its consolidated financial statements:

•	Revenue Recognition and Accounts Receivable—We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104), as amended. SAB 104 requires that four criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or service rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenue from product sales is recognized on product shipment against a signed purchase order or sales quote provided no significant obligations remain and collection of the receivables is deemed probable for both sales of control modules and disposables. We also provide customers with training and assistance in obtaining reimbursement, and to the extent that these remaining obligations are not considered inconsequential or perfunctory to the sales arrangement, we will defer the recognition of the revenue related to these services until fulfillment of the obligation. Any change in our selling process or post-sale training and customer support could result in deferred revenue.

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

•	Inventories—Inventories are stated at the lower of standard cost (which approximates average cost) or market. We record adjustments to the value of the inventory based on sales forecasts, physical condition, and potential obsolescence due to technological advancements in its products. These adjustments are estimates that could be materially different from actual results if future market conditions as they relate to our products differ from our expectations.

•	Accounting for Income Taxes—Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We have recorded a full valuation allowance to reduce the deferred tax asset, as based on available objective evidence, it is more likely than not that the deferred tax asset will not be realized. While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

•	Stock-Based Compensation—We have various stock option, stock purchase and incentive plans to reward employees and key executive officers of the Company. We continue to use the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and apply the disclosure provisions of Statements of Financial Accounting Standards No. 123 (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. Under APB No. 25 stock compensation is measured as the difference, if any, on the date of grant between the fair value of our common stock and the exercise price. Under SFAS 123 stock compensation is based on the fair value of the stock award measured using option valuation models. Though we do disclose in the notes to the financial statements the pro-forma impact of applying the provision of SFAS 123 to our stock awards, if we were to change our accounting policy to fully adopt the fair value measurement provisions of SFAS 123, it could have a material impact on our financial position and results of operations.

•	Accounting for Common Stock Warrants—We consider EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in a Company’s own stock” and SFAF No.150 “Accounting for certain financial instruments with characteristics of both liabilities and equity” to properly classify and value issued financial instruments. On February 6, 2004, we issued warrants to several institutional investors in connection with the private placement of common stock. The common stock warrants have a five-year term and became exercisable on August 6, 2004. The aggregate fair value of the warrants were recorded as a liability. The warrants were valued on February 6, 2004, using the Black-Scholes model. The fair value of the warrants and the corresponding liability is re-measured at the end of each reporting period utilizing current inputs to the Black-Scholes model, with any change in fair value being recorded as a non-operating item in the statement of operations.

•	Legal Proceedings and Loss Contingencies—We are involved in routine legal and administrative matters that arise from the normal conduct of business. Other matters contain allegations that are not routine and involve compensatory, punitive, and treble damages. The outcome of these proceedings which are not within our control, are often difficult to predict and often are resolved over long periods of time. We also maintain product liability insurance with third parties to mitigate any loss that is related to product liability claims. We record loss contingencies as liabilities in the financial statements when it is determined that we have incurred a loss that is probable and the amount of the loss is reasonably estimable, in accordance with SFAS 5 “Accounting for Contingencies”.

Restatement of Financial Statements—We have restated our financial results for the quarter ended March 31, 2004 to reflect adjustments to our previously reported financial information. The restatements arose, in part, out of an internal investigation by the Audit Committee. As a result of the investigation, the Audit Committee determined that certain sales employees had improperly offered rights of return and exchange in violation of our revenue recognition policy, and a manufacturer’s representative had not actually made sales that it had reported to the Company. As a result of this investigation, we were also unable to timely file our Form 10-Q and to timely announce our financial results for the quarter ended June 30, 2004.

Internal Accounting Review—We announced on August 17, 2004 that the Audit Committee of our Board of Directors had initiated an Internal Accounting Review of our accounting and reporting practices, including the appropriateness and timing of the revenue recognition. The improper recognition of revenue did have an impact on Quarterly revenue for fiscal year 2003. Management and the Audit Committee performed an SAB 99 analysis on the impact of the improper revenue recognition, examining both quantitative and qualitative factors. From a quantitative standpoint, none of the quarters (or the 12 month impact) was deemed individually significant enough to warrant restatement without regard to qualitative factors. Upon assessment of the ten qualitative factors, management and the Audit Committee concluded that the impact of the improper revenue recognition did not warrant restating the 2003 audited financial statements nor any quarters in 2003. As a result of this evaluation, our Board of Directors directed management to implement and management has implemented additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately. These measures include the adoption of a Disclosure Committee Charter, the adoption of a written revenue recognition policy, further controls on shipment of products for revenue transactions, and additional training of our sales and marketing staff to minimize the risk of revenue recognition errors. Given the additional measures adopted by the company, we believe that our disclosure controls and procedures are now effectively designed to ensure that information we are required to disclose in reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

RESULTS OF OPERATIONS

Revenue

Total revenues for the year ended December 31, 2004 were $3,709,000, an increase of $288,000 or 8% over total revenues of $3,421,000 for the year ended December 31, 2003. This increase was due primarily to increased sales of Secca product, which accounted for $505,000 of the increase. Total revenues for the year ended December 31, 2003 were $3,421,000, an increase of $18,000 or essentially flat growth over total revenues of $3,403,000 for the year ended December 31, 2002. Sales have been lower than anticipated, primarily due to the sales and marketing efforts involved in repositioning the Stretta System as an alternative to anti-reflux surgery, requiring us, mid-2002, to refocus our sales force to target surgeons as opposed to gastroenterologists. We now see our lower sales to gastroenterologists being replaced by higher sales to surgeons, a trend that we expect to continue. In all three years, our revenues have been impacted by our ongoing challenges in receiving favorable coverage decisions from both public and private carriers on a state-by-state basis for the Stretta procedures. Stretta System products accounted for 74% and Secca System products accounted for 24% of the revenues for the year ended December 31, 2004, as compared to 87% and 11%, respectively, for the same period in 2003 and 96% and 3% respectively in 2002. The Stretta Control Module and Catheter accounted for 38% and 58%, respectively, of the Stretta product line sales for the year ended December 31, 2004, compared to 43% and 54%, respectively, for the same period in 2003, and 52% and 46%, respectively, in 2002. The Secca Control Module and Handpieces accounted for 32% and 64%, respectively, of the Secca product line sales for the year ended December 31, 2004, compared to 52% and 41%, respectively, for the same period in 2003, and 54% and 40%, respectively, in 2002. International sales accounted for $179,000 for the year ended December 31, 2004, compared to $226,000 for the same period in 2003, and $423,000 in 2002. International sales were higher in 2002 due to the sale of capital equipment to new distributors during that year. With the expansion and subsequent training of our sales organization complete, we expect to realize steady growth in new sales of both control modules and disposable components. In addition, we expect that increased patient awareness and subsequent demand for these two minimally invasive options will fuel further revenue growth in product usage with both existing and new customers.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and disposable devices. We also license a technology used in the generators that we sell. We are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Cost of goods sold was $4,358,000, $4,322,000 and $4,080,000 in the twelve months ended December 31, 2004, 2003, and 2002, respectively. As sales volume increases, we expect gross profit to become positive and increase accordingly. Our sales have not yet reached a level that would absorb our manufacturing capacity to the extent that we would experience positive gross profit. For the twelve months ended December 31, 2002, $235,000 of excess manufacturing capacity was used to support Secca Pilot manufacturing, prior to product commercialization in June 2002. This manufacturing capacity was therefore charged to research and development, as compared to the same period in 2004 and 2003, and no pilot manufacturing activities were done in 2004 or 2003.

Research and development expenses

Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Research and development expenses were $1,736,000, $1,823,000, and $2,668,000 in the twelve months ended December 31, 2004, 2003, and 2002, respectively. The decrease in expenses in 2004 compared to 2003 was due to the scaling back of disposables development activities. The decrease in expenses in 2003 compared to 2002 was due to cost reduction strategies as well as the completion of Secca pilot manufacturing activities in the second quarter of 2002, when commercialization occurred. Amortization of stock-based compensation accounted for $1,000, $27,000, and $66,000 in the twelve months ended December 31, 2004, 2003, and 2002, respectively. During the quarter ended September 30, 2002, we reduced the number of research and development personnel from ten to seven. Costs associated with terminating these individuals were $83,000. In September 2004, we reduced the level of research activities and reduced headcount by 5 employees. Costs associated with terminating these individuals were $138,000. As a result of this action we expect spending for research and development expenses in 2005 to be lower than 2004.

Clinical and regulatory expenses

Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Clinical and regulatory expenses were $1,096,000, $1,497,000, and $1,784,000 in the twelve months ended December 31, 2004, 2003, and 2002, respectively. Spending decreased in 2004 as compared to 2003 and 2002. Our clinical and regulatory costs fluctuate depending on the number of clinical trial patients treated in any period. Spending during 2004 and 2003 has been further reduced compared to 2002 due to decreased headcount. Clinical trial costs include payments to hospitals, and the related travel expense for Curon employees. Amortization of stock-based compensation accounted for $29,000, $142,000, and $51,000 in the twelve months ended December 31, 2004, 2003, and 2002, respectively. The increase in stock-based compensation during 2003 was due to a consultant option. During the quarter ended September 30, 2002, we reduced the number of clinical personnel from four to three. Costs associated with terminating these individuals were $13,000. We expect spending for clinical and regulatory expenses in 2005 to be comparable to 2004.

Sales and marketing expenses

Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses were $8,083,000, $6,825,000, and $7,065,000 in the twelve months ended December 31, 2004, 2003, and 2002, respectively. Spending increased in the twelve months ended December 2004 as compared to the same period in 2003 as we positioned our sales, marketing and reimbursement teams for projected increased sales volumes. Implementation of cost reduction strategies realized lower spending for the twelve months ended December 31, 2003 as compared to the same period in 2002. Amortization of stock-based compensation accounted for $12,000, $14,000, and $47,000 in the twelve months ended December 31, 2004, 2003, and 2002, respectively. During the quarter ended September 30, 2002, we reduced the number of sales and marketing personnel from 28 to 26. Costs associated with terminating these individuals were $147,000. We expect spending for sales and marketing in 2005 to be comparable to 2004.

General and administrative expenses

General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. General and administrative expenses were $5,073,000, $3,505,000, and $4,023,000 in the twelve months ended December 31, 2004, 2003, and 2002, respectively. The primary reason for the increase for the twelve months ended December 31, 2004 compared to 2003, was due to the cost associated with the investigation related to our revenue recognition policy in 2004, amounting to $1.2 million. Apart from the Audit Committee investigation, higher spending is related to an increase in insurance rates, legal spending and investor relations. After eliminating the stock-based compensation and termination costs noted below, spending in 2003 is slightly higher in comparison to 2002, due to the relocation costs for our new CEO in the amount of $225,000. Amortization of stock-based compensation accounted for $9,000 and $186,000 in the twelve months ended December 31, 2003 and 2002, respectively. During the quarter ended September 30, 2002, we reduced the number of general and administrative personnel from nine to seven. Costs associated with terminating these individuals were $555,000, which included loan forgiveness in the amount of $272,000, which occurred in July 2002. We expect spending for general and administrative in 2005 to be lower than to 2004.

Litigation charge

This is a non-recurring litigation charge related to a settlement of $1,250,000 related to the settlement of litigation against the company, in which the Plaintiff alleges injury during a Secca procedure caused by the device being defective and/or in an unreasonably dangerous condition. The Plaintiff was a subject in a clinical trial. This is related to the lawsuit in the state of Pennsylvania, and also to the Chubb insurance suit.

Interest income and expense

Interest income was $132,000, $234,000, and $751,000 in the twelve months ended December 31, 2004, 2003, and 2002, respectively. Interest income has decreased in 2004 as compared to 2003 and 2002, due to a declining balance of marketable securities. Average cash and investment balances in 2004 were $8.0 million, compared to the 2003 average of $16.8 million and $30.8 million in 2002. Earnings have also been affected by declining interest rates through 2002, 2003 and 2004.

Interest expense was $6,000, $5,000, and $8,000 in the twelve months ended December 31, 2004, 2003, and 2002, respectively. In all three years, interest expense is related to notes payable related to insurance policies.

Decrease in warrant liability

Our sale of 4,025,000 newly issued shares on February 6, 2004, included warrants to purchase an additional 905,625 shares of common stock. These warrants provide for cash redemption by the holders upon the occurrence of certain events outside our control. As a result, the aggregate fair value of the warrants of $1,669,000, determined using the Black-Scholes model, was recorded as a liability at the time of sale with subsequent changes to the fair value of the warrants being recorded as a non-operating item through the statement of operations. As at December 31, 2004, the fair value of the warrants decreased from $1,669,000 on February 6, 2004, to $469,000 at December 31, 2004, resulting in us recording a benefit of $1,200,000 in the twelve months ended December 31, 2004.

Income taxes

As a result of our net losses, we did not incur any income tax obligations in each of the twelve-month periods ended December 31, 2004, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and capital investments from gross proceeds from our initial public offering completed in September 2000 totaling $55.0 million, from the partial exercise of the underwriter’s over-allotment provision totaling $5.2 million, from the private sale of equity securities totaling $35.5 million, from the issuance of convertible notes totaling $11.8 million and from bank equipment line financing totaling $780,000. As of December 31, 2004, we had cash and cash equivalents on hand of $5.9 million and working capital of $6.6 million. We intend to finance our operations primarily through our cash and cash equivalents, marketable securities, future financing and future revenues. Although we recognize the need to raise funds in the near future, there can be no assurance that we will be successful in consummating any such transaction, or, if we did consummate such a transaction, that the terms and conditions of such financing will be favorable to us. We believe that our cash balances will not be sufficient to fund planned expenditures in the third quarter of 2005. This raises substantial doubt about our ability to continue as a going concern. Even if we can raise funds, this may not be at a level that will allow for the continuance of operations.

Cash used in operating activities was $16.7 million in the twelve months ended December 31, 2004, compared to $12.5 million and $14.4 million for the same period in 2003 and 2002 respectively. Cash used in operating activities for fiscal 2004 of $16.7 million, primarily comprised net loss, net of non-cash related expenses. The increased in cash used in operating activities in 2004 was due to the $1.25 million cash paid for the settlement of a lawsuit and the costs of the Audit Committee investigation totaling $1.2 million. Working capital sources of cash were a decrease in accounts receivable and inventory.

Cash used in investing activities was $941,000 in the twelve months ended December 31, 2004, which consists of net maturities of marketable securities of $757,000 used to fund operations. Cash provided by investing activities was $ 8.7 million and $15.6 million for the same period in 2003 and 2002, respectively, which consisted of $9.3 and $15.8 million in net maturities of marketable securities to fund operations. Our investment balances have decreased over the past twelve months, and therefore the related volume of investment purchases and maturities is lower for the years ended December 31, 2004 and 2003, as compared to the same period in 2002.

Cash provided by financing activities was $13.1 million in the twelve months ended December 31, 2004, related to the private placement of common stock to a group of institutional investors in the net amount of $12.6 million, in addition to $433,000 from exercise of stock options and the Employee Stock Purchase Plan, and net cash provided by financing of business insurance in the amount net amount of $57,000. Cash provided by financing activities was $72,000 for the twelve months ended December 31, 2003, primarily related to sales of common stock and proceeds from notes payable to finance insurance policies, offset by payments on those notes payable. Cash used by financing activities was $76,000 for the twelve months ended December 31, 2002, primarily due to payments on the notes payable used to finance insurance policies. During 2002, sales of stock through employee stock plans were offset by purchases of treasury stock.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2004 and the years in which such obligations are expected to be settled.

	2005	2006	2007	Total
Future minimum lease commitments	$398	$345	$18	$761
Inventory purchase commitments	243	—	—	243

	$641	$345	$18	$1,004

Recent Accounting Pronouncements

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these items be expensed as incurred and not included in overhead. In addition, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”. This statement replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating the impact from this standard on our results of operations and financial position.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Curon Medical, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Curon Medical, Inc. (the Company) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 28, 2005

CURON MEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$374	$4,865
Marketable securities	5,518	5,269
Accounts receivable, net of allowance for doubtful accounts of $54 and $15, respectively	620	834
Inventories, net	777	1,063
Prepaid expenses and other current assets	987	863

Total current assets	8,276	12,894

Property and equipment, net	551	836
Other assets	330	124

Total assets	$9,157	$13,854

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$473	$517
Accrued liabilities	1,121	1,164
Litigation reserve	—	1,250
Notes payable	57	—

Total current liabilities	1,651	2,931

Warrant Liability	469	—
Other	124	115

Total liabilities	2,244	3,046

Contingencies and commitments (Note 5)

Stockholders’ equity:
Preferred stock, $.001 par value: 5,000,000 shares authorized Issued and outstanding: none	—	—
Common stock, $.001 par value: 50,000,000 shares authorized Issued and outstanding: 24,756,000 and 20,209,000, respectively	25	20
Additional paid-in capital	101,739	90,314
Deferred stock compensation	—	(4)
Accumulated deficit	(94,607)	(79,287)
Treasury stock, at cost 326,000 shares at December 31, 2004 and 2003	(234)	(234)
Accumulated other comprehensive loss	(10)	(1)

Total stockholders’ equity	6,913	10,808

Total liabilities and stockholders’ equity	$9,157	$13,854

See accompanying notes to consolidated financial statements

CURON MEDICAL, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
Revenues	$3,709	$3,421	$3,403
Cost of goods sold	4,358	4,322	4,080

Gross loss	(649)	(901)	(677)

Operating expenses:
Research and development	1,736	1,823	2,668
Clinical and regulatory	1,096	1,497	1,784
Sales and marketing	8,083	6,825	7,065
General and administrative	5,073	3,505	4,023
Litigation charge	—	1,250	—

Total operating expenses	15,988	14,900	15,540

Operating loss	(16,637)	(15,801)	(16,217)

Interest income	132	234	751
Interest expense	(6)	(5)	(8)
Decrease in warrant liability	1,200	—	—
Other income (expense), net	(9)	17	33

Net loss	$(15,320)	$(15,555)	$(15,441)

Net loss per share, basic and diluted (Note 8)	$(0.64)	$(0.77)	$(0.79)

Shares used in computing net loss per share, basic and diluted (Note 8)	24,037	20,076	19,653

See accompanying notes to consolidated financial statements

CURON MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity And Comprehensive Income (Loss)

For the Years Ended December 31, 2004, 2003, and 2002

(in thousands)

	Common Stock Shares	Amount	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2002	19,641	$19	$90,368	$(956)	$(48,291)	$—	$148	$41,288
Net loss	—	—	—	—	(15,441)	—	—	(15,441)
Change in unrealized loss on investment	—	—	—	—	—	—	(102)	(102)

Total comprehensive loss	—	—	—	—	—	—		(15,543)
Issuance of common stock upon exercise of stock options	212	—	49	—	—	—	—	49
Issuance of common stock through Employee Stock Purchase Plan	140	1	185	—	—	—	—	186
Deferred stock compensation	—	—	(474)	474	—	—	—	—
Amortization of deferred stock compensation	—	—	—	357	—	—	—	357
Repurchase of common stock	—	—	—	—	—	(234)	—	(234)

Balance at December 31, 2002	19,993	20	90,128	(125)	(63,732)	(234)	46	26,103
Net loss	—	—	—	—	(15,555)	—	—	(15,555)
Change in unrealized gain on investment	—	—	—	—	—	—	(47)	(47)

Total comprehensive loss	—	—	—	—	—	—	—	(15,602)
Issuance of common stock upon exercise of stock options	64	—	30	—	—	—	—	30
Issuance of common stock through Employee Stock Purchase Plan	152	—	84	—	—	—	—	84
Deferred stock compensation	—	—	(70)	70	—	—	—	—
Amortization of deferred stock compensation	—	—	142	51	—	—	—	193

Balance at December 31, 2003	20,209	20	90,314	(4)	(79,287)	(234)	(1)	10,808
Net loss	—	—	—	—	(15,320)	—	—	(15,320)
Change in unrealized loss on investment	—	—	—	—	—	—	(9)	(9)

Total comprehensive loss	—	—	—	—	—	—	—	(15,329)
Issuance of common stock upon exercise of stock options	346	1	314	—	—	—	—	315
Issuance of common stock through Employee Stock Purchase Plan	176	—	118	—	—	—	—	118
Common stock issued pursuant to private equity financing, net of issuance costs of $896,000	4,025	4	10,955	—	—	—	—	10,959
Amortization of deferred stock compensation	—	—	38	4	—	—	—	42

Balance at December 31, 2004	24,756	$25	$101,739	$—	$(94,607)	$(234)	$(10)	$6,913

See accompanying notes to the consolidated financial statements

CURON MEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities
Net loss	$(15,320)	$(15,555)	$(15,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329	517	702
Loss on forgiveness of related pary notes receivable	—	—	410
Amortization of acquired technology	—	—	133
Loss on disposal of fixed assets	38	17	21
Decrease of warrant liability	(1,200)
Amortization of stock-based compensation	42	193	357
Amortization of premium (accretion of discount) on securities, net	499	283	(185)
Changes in current assets and liabilities:
Accounts receivable, net	214	(146)	(22)
Inventories, net	286	232	115
Prepaid expenses and other current assets	(124)	109	(89)
Other assets	(104)	(104)	71
Accounts payable	(44)	326	(258)
Accrued liabilities	(43)	282	(195)
(Decrease)/Increase in liability settlement reserve	(1,250)	1,250	—
Other long-term liabilities	9	97	(34)

Net cash used in operating activities	(16,668)	(12,499)	(14,415)

Cash Flows From Investing Activities
Purchase of property and equipment	(184)	(614)	(343)
Sale of property and equipment	—	10	70
Purchase of marketable securities	(11,961)	(5,374)	(20,376)
Proceeds from maturities of marketable securities	11,204	14,700	36,201

Net cash (used in) provided by investing activities	(941)	8,722	15,552

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	454	309	140
Principal payments on notes payable	(397)	(351)	(305)
Proceeds from related party notes receivable	—	—	143
Payments of related party notes receivable	—	—	(55)
Proceeds from issuance of common stock and warrants, net of issuance costs	12,628	—	—
Exercise of stock options and ESPP	433	114	235
Purchase of treasury stock	—	—	(234)

Net cash provided by (used in) financing activities	13,118	72	(76)

Net (decrease) increase in cash and cash equivalents	(4,491)	(3,705)	1,061
Cash and cash equivalents at beginning of period	4,865	8,570	7,509

Cash and cash equivalents at end of period	$374	$4,865	$8,570

Supplemental Disclosure Of Cash Flow Information
Cash paid for interest	$6	$5	$8

See accompanying notes to the consolidated financial statements

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except share and per share amounts)

NOTE 1—FORMATION AND BUSINESS OF THE COMPANY:

Curon Medical, Inc. (the Company) was incorporated in the State of Delaware on May 1, 1997. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

Going Concern

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of December 31, 2004 the Company had cash and cash equivalents on hand of $5.9 million, working capital of $6.6 million, and an accumulated deficit of approximately $94.6 million. The Company intends to finance its operations primarily through its cash and cash equivalents, marketable securities, future financing and future revenues. Although the Company recognizes the need to raise funds in the near future, there can be no assurance that it will be successful in consummating any such transaction, or, if it did consummate such a transaction, that the terms and conditions of such financing will be favorable to the Company. The Company believes that its cash balances will not be sufficient to fund planned expenditures in the third quarter of 2005. This raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(Tabular amounts in thousands, except share and per share amounts)

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

Marketable Securities

Investments consist primarily of marketable corporate bonds and commercial paper with a remaining maturity at the date of purchase of greater than three months. Investments with maturities beyond 2004 are classified as long-term investments and those maturing during 2004 are shown as current marketable securities. These investments are classified as available-for-sale securities and are stated at market value, with any temporary differences between an investment’s amortized cost and its market value recorded as a separate component of stockholders’ equity until such gains or losses are realized. Gains or losses on the sales of securities are determined on a specific identification basis. The following is a summary of investments at December 31, 2004 and 2003, respectively:

	Cost	Gross Unrealized Holding Losses	Fair Value
Maturities under one year
Corporate obligations	$5,528	$(10)	$5,518

Total at December 31, 2004	$5,528	$(10)	$5,518

Maturities under one year
Corporate obligations	$5,270	$(1)	$5,269

Total at December 31, 2003	$5,270	$(1)	$5,269

Inventories

Inventories are stated at the lower of standard cost (which approximates average cost) or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement, or the lease term, if shorter. Useful lives by principal classifications are as follows:

Office furniture and equipment	5 years
Computers and software	3 years
Leasehold improvements	3 years

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, or its estimated useful life has changed significantly. When an asset’s expected future undiscounted cash flows are less than its carrying value, an impairment loss is recognized and the asset is written down to its estimated fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to dispose. There have been no impairment charges recorded to date.

Revenue Recognition

The Company recognizes revenue in accordance with SEC SAB 104, as amended. Revenue from product sales is recognized on product shipment against a signed purchase order or sales quote provided no significant obligations remain and collection of the receivables is deemed probable for both sales of control modules and catheters. Revenues for extended warranty contracts are recognized over the extended warranty period. To date, post-sale customer support and training have not been significant.

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

Product Warranty

The Company generally warrants its products against defects for a period of one year and records a liability for such product warranty obligations at the time of sale based upon historical experience. The Company also sells separately priced extended warranties to provide additional warranty coverage and recognizes the related revenue on a straight-line basis over the extended warranty period, which are generally one to four years. Costs associated with services performed under the extended warranty obligation are expensed as incurred.

Changes in product warranty obligations, including separately priced extended warranty obligations, for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Balance as of the beginning of the year	$58	$44
Add: Accruals for warranties issued	26	35
Cost incurred under separately priced extended warranty obligations	12	3
Less: Settlements made	(1)	(15)
Revenue recognized under separately priced extended warranty obligations	(12)	(9)

Balance of the end of the year	$83	$58

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

Research and Development

Research and development costs are expensed as incurred. Legal expenses related to patent development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $380,000 in 2004 and $327,000 in 2003, and $348,000 in 2002.

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

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(15,320)	$(15,555)	$(15,441)
Add: Stock-based employee compensation expense in reported net income	4	51	357
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(724)	(878)	(1,072)

Net loss—FAS 123 adjusted	$(16,040)	$(16,382)	$(16,156)

Net loss per share—as reported Basic and diluted	$(0.64)	$(0.77)	$(0.79)

Net loss per share—FAS 123 adjusted Basic and diluted	$(0.67)	$(0.82)	$(0.82)

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

(Tabular amounts in thousands, except share and per share amounts)

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of obligations approximates fair value.

Segments

The Company operates in one reportable segment, using one measurement of profitability to manage its business. All long-lived assets are maintained in the United States.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these items be expensed as incurred and not included in overhead. In addition, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment”. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

NOTE 3—BALANCE SHEET COMPONENTS:

	December 31,
	2004	2003
Inventories:
Raw materials	$563	$712
Work-in-process	13	89
Finished goods	201	262

	$777	$1,063

	December 31,
	2004	2003
Property & Equipment:
Computer and office equipment	$593	$518
Equipment	1,298	1,654
Furniture and fixtures	126	176
Leasehold improvements	319	301
Software	254	248

	2,590	2,897
Less: Accumulated depreciation and amortization	(2,039)	(2,061)

	$551	$836

Depreciation and amortization expense of property and equipment totaled $329,000, $517,000 and $702,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

	December 31,
	2004	2003
Accrued Liabilities:
Compensation and benefits	$496	$728
Clinical trials	175	130
Professional fees	199	203
Other accrued expenses	251	103

	$1,121	$1,164

NOTE 4—NOTES PAYABLE:

The Company had short-term notes payable at December 31, 2004 in the amount of $57,000. The note bears interest at 3.99% with the final payment due in January 2005 and is related to the financing of corporate insurance policies in the amount of $454,000. During 2003, a note payable in the amount of $309,000, bearing interest at 3.99% was used to finance the corporate liability insurance policy renewal. This note was paid in full in December 2003.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

NOTE 5—COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases office space under a noncancelable operating leases expiring through August 2007. Rent expense for the years December 31, 2004, 2003, and 2002 was $348,000, $576,000 and $528,000 respectively.

At December 31, 2004, future minimum facility lease payments are as follows:

2005	$398
2006	345
2007	18

Total future minimum lease payments	$761

Purchase commitments

The Company had noncancelable commitments to purchase raw material and finished goods inventory totaling $243,000 in aggregate at December 31, 2004. These purchase commitments represent outstanding purchase orders submitted to the Company’s third party suppliers for goods to be delivered to the Company in 2005.

Contingencies

The Company is involved in routine legal and administrative proceedings that arise from the normal conduct of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the financial results or condition of the Company.

In June 2001, a civil action was filed against the Company in the United States District Court, Western District of Kentucky, Louisville Division, alleging that the plaintiff sustained injury when undergoing a procedure utilizing the Stretta System, caused by defects in design and manufacture. This matter was amicably resolved in February 2005 without material financial impact on the Company.

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

In April 2003, a civil action was filed against the Company in United States District Court for the Northern District of California by Federal Insurance Corporation, the Company’s insurance carrier, for rescission, reformation, and restitution in connection with the Company’s liability insurance policy. This policy covers, among other things, product liability claims made against the Company by people treated with the Company’s product. In October 2004, the Plaintiff’s summary judgment motion was granted. Consequently, there will be no coverage in the Pennsylvania suit described above and the payment of the $1.25 million will be the limit of the Company’s liability in that case. The Company has decided not to appeal the result of the summary judgment and is engaged with settlement discussions with Federal Insurance Corporation. The Company believes that the resolution of this matter will not have a material effect, if any, on its business, financial position, and results of operations and cash flows.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

Development and Technology License Agreements

The Company licenses certain radiofrequency technology through an agreement that gives the Company an irrevocable license to manufacture, have manufactured, use, offer to sell, sell and import radiofrequency generators based on the licensed technology in the licensed field. The agreement expires on October 6, 2017. Royalties are accrued at the time of sale, based on the revenues recognized when the related licensed technology is part of the sold item and were $60,000 in 2004, $66,000 in 2003 and $75,000 in 2002.

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

NOTE 6—STOCKHOLDERS’ EQUITY:

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $.001 par value common stock. Certain of the shares issued are subject to a right of repurchase by the Company, which lapses over a three or four-year period from the issuance dates. At December 31, 2004, there were no shares subject to repurchase. At December 31, 2003 and 2002 there were 1,000 and 34,000 shares subject to repurchase, respectively.

Issuance of Common Stock

On February 6, 2004, the Company completed a private placement of 4,025,000 shares of common stock for aggregate gross proceeds of approximately $13.5 million to a group of institutional investors. The shares were purchased at a price of at a price of $3.36 per share. Net proceeds after offering costs and expenses were approximately $12.6 million. Investors received warrants with a term of five years to purchase an aggregate of 905,625 common shares at an exercise price of $4.71 per share.

Common Stock Warrants

In May 2000, the company issued warrants to purchase 568,917 shares of common stock in connection with convertible notes payable. These warrants are exercisable immediately and expire in 2005. The value of the warrants, $2.1 million, was determined using the Black-Scholes option-pricing model and was amortized to interest expense in 2000. These warrants are outstanding at December 31, 2004.

On February 6, 2004, the Company issued warrants to purchase an aggregate of 905,625 shares of common stock an exercise price of $4.71 per share to several institutional investors in connection with the private placement of common stock. The common stock warrants have a five-year term and became exercisable on August 6, 2004. In addition, on or after August 6, 2007, should the company’s stock price close at or above 175% of the exercise price on any 15 out of 30 consecutive trading days, and other certain conditions are met as defined in the warrant agreement, the company has the right, on one occasion, to require the holders of the common stock warrants to exercise such common stock warrants. The warrant agreement contains a provision (Section 9(c)) providing that if the Company enters into a fundamental transaction, as defined further in the agreement (i.e. merger/consolidation, sale of substantially all of its assets, tender offer, reclassification common stock) that is

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

consummated after the second anniversary of the date of the warrant and the cash consideration to be received by the holder is not greater than or equal to 30% over the exercise price, then at the request of the holder, the Company shall cash settle the warrants, purchasing such warrants for cash equal to the Black-Scholes value (assuming a 55% volatility) of the remaining unexercised portion of the warrant. As a result, the aggregate fair value of the warrants of $1,669,000 was recorded as a liability. The warrants were valued on February 6, 2004, using the Black-Scholes model with the following assumptions: 5 year expected life, risk free interest rate of 3.23%, dividend yield of zero, volatility of 73%.

The fair value of the warrants and the corresponding liability is re-measured at the end of each reporting period utilizing current inputs to the Black-Scholes model, with any change in fair value being recorded as a non-operating item in the statement of operations. The aggregate fair value of the warrant decreased from $1669,000 upon issuance on February 6, 2004, to $469,000 at December 31, 2004. The warrants were valued on December 31, 2004, using the Black-Scholes model with the following assumptions: 4.1 year expected life, risk free interest rate of 3.6%, dividend rate of zero and volatility of 67%.

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

NOTE 7—STOCK OPTION PLANS AND OTHER EMPLOYEE BENEFITS:

Stock Option Plans

During 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”). The 1997 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or non statutory stock options. Incentive stock options (ISO) may be granted only to Company employees (including officers and directors who are also employees). Non statutory stock options (NSO) may be granted to Company employees, officers, directors, and consultants. The Company reserved 2,679,000 of common stock for issuance under the 1997 Plan. The first options were issued in 1998. No further options will be granted under the 1997 Plan. The remaining shares reserved for issuance under this plan are being used for grant under the 2000 Stock Plan.

During 2000, the 2000 Stock Plan (the “2000 Plan”) was adopted by the Board of Directors and became effective on September 21, 2000. The terms of this plan are generally the same as under the 1997 Plan. At December 31, 2004, there were 5,950,091 shares authorized for issuance under this plan.

Under both plans, options are granted for a period of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant, provided, however, that (i) the exercise price of an ISO and

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

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

With effect from June 16th 2004, the 2000 Stock Option Plan was amended to include each non-employee director elected to the Board of Directors for the first time following the Annual Meeting will receive upon election an initial grant of options to purchase 15,000 shares of common stock at fair market value on the date of grant as well as an annual grant of options to purchase 15,000 shares for each year during the director’s term. All of the foregoing options have a ten-year term. The initial option grants as well as the annual grants are fully vested and immediately exercisable on the day of grant. All grants issued to outside Board members will be exercisable for up to a year from the date of such Board member’s termination of service with the Company.

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

For stock options granted to employees (1,155,320 in 2004, 1,661,000 in 2003 and 1,098,000 in 2002), the difference, if any, between the exercise price of the stock options and the fair value of the Company’s stock at the date of grant is recorded as deferred compensation on the date of grant.

For stock options granted to non-employees, generally for future services (10,000 in 2004, 10,000 in 2003, and none in 2002), the fair value of the options, was determined using the Black-Scholes valuation model. The Company records stock as the non-employee fulfills the terms of the option grants, with changes in fair value of the unvested options from period to period recorded as an adjustment to compensation expense.

Stock compensation expense is classified as follows:

	Years Ended December 31,
	2004	2003	2002
Cost of goods sold	$—	$1	$7
Research and development	1	27	66
Clinical and regulatory	29	142	51
Sales and marketing	12	14	47
General and administrative	—	9	186

	$42	$193	$357

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

Activity under stock option plans is as follows:

	2004		2003		2002
	Shares under options	Weighted average exercise price	Shares under options	Weighted average exercise price	Shares under options	Weighted average exercise price
Beginning balance	3,629,000	$1.92	2,416,000	$2.52	2,083,000	$3.11
Granted	1,165,000	$1.65	1,671,000	$1.07	1,098,000	$1.01
Exercised	(346,000)	$0.89	(64,000)	$0.47	(212,000)	$0.23
Cancelled	(922,000)	$1.87	(394,000)	$2.26	(553,000)	$2.61

Ending balance	3,526,000	$1.94	3,629,000	$1.92	2,416,000	$2.52

Exercisable at year-end	1,852,000	$2.48	1,301,000	$2.96	853,000	$3.40

The options outstanding and currently exercisable by exercise price at December 31, 2004 are as follows:

Options Outstanding and Exercisable				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.18 – $ 0.19	146,000	3.87	$0.19	146,000	$0.19
0.61 – 0.78	1,352,000	7.84	0.69	775,000	0.69
0.90 – 1.25	491,000	9.52	1.13	36,000	1.13
1.41 – 2.71	746,000	8.99	2.01	206,000	2.38
3.03 – 3.87	420,000	7.30	3.27	318,000	3.26
4.39 – 7.00	264,000	6.03	4.49	264,000	4.49
11.84 – 12.50	107,000	5.50	11.84	107,000	11.84

	3,526,000	7.88	$1.94	1,852,000	$2.48

Fair Value Disclosures

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model, using the following assumptions:

	Stock Option Plans			ESPP
	2004	2003	2002	2004	2003	2002
Assumptions:
Risk-free interest rate	3.18%	2.55%	3.35%	1.80%	1.47%	2.07%
Expected life	4.1 years	4 years	4 years	1.25 years	0.7 years	0.6 years
Expected volatility	106.6%	100%	100%	104.3%	100%	100%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Weighted average fair values:
Exercise price less than market price	$—	$—	$—	$0.78	$0.29	$1.12
Exercise price equal to market price	$1.19	$0.75	$0.71	$—	$—	$—
Exercise price greater than market price	$—	$—	$—	$—	$—	$—

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

401(k) Savings Plan

In October 1999, the Company began a 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate in the 401(k) Plan pursuant to the terms of the Plan. Contributions by the Company are discretionary and the Company has made no contributions for the years ended December 31, 2004, 2003, or 2002.

Employee Stock Purchase Plan

Effective September 21, 2000, the Company adopted the 2000 Employee Stock Purchase Plan (ESPP). A total of 400,000 shares of common stock were initially reserved for issuance under this plan. In addition, subject to the Board of Directors’ discretion, on January 1, 2001 and on each anniversary thereafter, the aggregate number of shares reserved for issuances under the ESPP will be increased automatically by the lesser of: 500,000 shares, 1.5% of the outstanding shares of the Company’s Common Stock, or a lesser amount determined by the Board of Directors. During 2004, 2003 and 2002, the shares reserved for issuance under the ESPP were increased by 303,000, 300,000 and 295,000 shares, respectively.

Under the ESPP, eligible employees may have up to 15% of their earnings withheld, subject to certain limitations, to be used to purchase shares of the Company’s common stock. Unless the Board of Directors shall determine otherwise, each offering period provides for consecutive 24-month periods commencing on each May 1 and November 1. Each offering period is comprised of four 6-month purchase periods. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of common stock on the commencement date of each offering period or the fair market value on the last day of the purchase period. During 2004, the shares purchased under the ESPP were 103,000 and 72,000 on May 1 and November 1, respectively.

NOTE 8—NET LOSS PER SHARE:

Basic and diluted net loss per share is calculated as follows:

	Year Ended December 31,
	2004	2003	2002
Numerator:
Net loss	$(15,320)	$(15,555)	$(15,441)

Demoninator:
Weighted average shares outstanding	24,037,000	20,085,000	19,785,000
Weighted average unvested common shares subject to repurchase	—	(9,000)	(132,000)

Weighted average shares used in basic and diluted net loss per share	24,037,000	20,076,000	19,653,000

Net loss per share	$(0.64)	$(0.77)	$(0.79)

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

(Tabular amounts in thousands, except share and per share amounts)

Equity instruments that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share as their effect is antidilutive are as follows:

	At December 31,
	2004	2003	2002
Unvested common shares (shares subject to repurchase)	—	1,000	34,000
Shares issuable upon exercise of stock options	3,526,000	3,629,000	2,416,000
Shares issuable through ESPP	17,553	39,392	40,493
Shares issuable upon exercise of warrants	1,475,000	569,000	569,000

Total	5,018,553	4,238,392	3,059,493

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

Revenue from external customers by geographic area for each of the three years in the period ended December 31, 2004, were as follows:

	2004	2003	2002
United States	$3,530	$3,195	$2,980
% of total	95.2%	93.4%	87.6%
Europe	$179	$226	$423
% of total	4.8%	6.6%	12.4%

NOTE 10—INCOME TAXES:

The components of net deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Deferred tax assets
Depreciation and amortization	$388	$501
Reserves	275	674
Credits	1,150	1,022
Capitalized research & development costs	305	—
Capitalized start-up costs	16	316
Net operating loss carryforwards	31,227	24,196

	33,361	26,709

Valuation allowance	(33,361)	(26,709)

Net deferred tax assets	$—	$—

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance is increased by $6,652,000 and $5,548,000 for the period ended December 31, 2004 and 2003 respectively.

As of December 31, 2004, the Company has a net operating loss carry forward for federal purposes of approximately $81.8 million, which expire beginning in the year 2018. The Company also has California net operating loss carry forward of approximately $58.5 million which expire beginning in the year 2008.

The Company has research and development credit carry forwards of approximately $715,000 and $574,000 for federal and state income tax purposes, respectively. If not utilized, the federal carry forward will expire in various amounts beginning in 2018. The California credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

NOTE 11—QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2004. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments, except for the litigation charge in the fourth quarter of 2003) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Quarter ended
	Year	March 31,		June 30,		Sept. 30,		Dec. 31,
(in thousands, except per share data)
(unaudited)
Net Sales	2004 2003	$906 709		$931 868		$862 783		$1,010 1,061

Gross Loss	2004 2003	(116 (274	) )	(179 (178	) )	(174 (389	) )	(180 (60	) )

Net Loss	2004 2003	(3,552 (3,265	) )	(3,211 (3,575	) )	(4,348 (3,866	) )	(4,209 (4,849	) )

Earnings per share, basic and diluted	2004 2003	(0.16 (0.16	) )	(0.13 (0.18	) )	(0.18 (0.19	) )	(0.17 (0.24	) )

Shares used in computing net loss per share, basic and diluted	2004 2003	22,659 19,977		24,385 20,055		24,470 20,100		24,622 20,171

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9a.    Controls and Procedures

We restated our financial results for the quarter ended March 31, 2004 to reflect adjustments to our previously reported financial information. As a result of the investigation, management and the Audit Committee determined that certain sales employees had improperly offered rights of return and exchange in violation of our revenue recognition policy, and a manufacturer’s representative had not actually made sales that it had reported to the Company. As a result of this investigation, we were also unable to timely file the Form 10-Q for the quarter ended June 30, 2004. In connection with the financial results for the quarter ended March 31, 2004, our independent registered public accounting firm identified material weaknesses in our internal controls and procedures.

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

With the participation of management, our President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer evaluated our disclosure controls and procedures as of December 31, 2004. Based upon this evaluation, our President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls or, to the knowledge of our management, in other factors, during the fourth quarter of fiscal 2004.

Item 9b.    Other Information

None.

PART III

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

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Proposal Number 2—Selection of Auditors,” beginning with the section entitled “Audit and Other Fees,” but only up to and not including the section entitled “Recommendation and Vote Required of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(A)

1. Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

2. Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

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

4.4(3)	Form of Warrant to Purchase Shares of Common Stock.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1997 Stock Option Plan.

10.3(1)	2000 Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Stockholder Rights Agreement dated August 30, 1999 by and among the registrant and certain stockholders.

10.8(1)	2000 Stock Option Plan.

10.14*(1)	Technology license agreement between the registrant and Gyrus PCL (formerly Somnus Medical Technologies, Inc.) effective December 10, 1998.

10.15(1)	Technology license agreement between the registrant and University of Kansas Medical Research Institute effective February 2000.

10.21(4)	Employment Agreement with Larry C. Heaton II, President and Chief Executive Officer.

10.23(5)	Lease Agreement with Hopkins Properties, LLC for 46117 & 46107 Landing Parkway, Fremont, CA 94538, dated June 26, 2003

10.24(3)	Securities Purchase Agreement, dated as of February 4, 2004

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 59).

31.1	Chief Executive Officer’s Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for certain portions of this Exhibit.
(1)	Filed as an Exhibit to Curon’s Registration Statement on Form S-1 (File No. 333-37866) and incorporated herein by reference.
(2)	Filed as an Exhibit to Curon’s 8-A12G filing on November 9, 2001, and incorporated by reference.
(3)	Filed as an Exhibit to Curon’s report on 8-K filing on February 6, 2004, and incorporated herein by reference.
(4)	Filed as an Exhibit to Curon’s report on 10-K for the year ending December 31, 2003, and incorporated herein by reference.
(5)	Filed as an Exhibit to Curon’s report on 10-Q for the quarter ending September 30, 2003, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2005
CURON MEDICAL, INC.

	By:	/s/ LARRY C. HEATON II
Larry C. Heaton II President and Chief Executive Officer

	By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Chief Financial Officer and Chief Information Officer

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

Pursuant to the requirements of the Securities Act of 1934, this report signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ LARRY C. HEATON II Larry C. Heaton II	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2005

/s/ ALISTAIR F. MCLAREN Alistair F. McLaren	Chief Financial Officer and Vice President of Finance and Administration (Principal Financial Officer)	March 29, 2005

/s/ MICHAEL BERMAN Michael Berman	Director	March 29, 2005

/s/ DAVID I. FANN David I. Fann	Director	March 29, 2005

/s/ ROBERT F. KUHLING, JR Robert F. Kuhling, Jr.	Director	March 29, 2005

CURON MEDICAL, INC.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2004, 2003, and 2002

(In thousands)

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Allowance for Doubtful Accounts:
December 31, 2004	$15	$57	$(18)	$54
December 31, 2003	34	—	(19)	15
December 31, 2002	20	20	(6)	34
Inventory Reserves
December 31, 2004	39	16	(14)	41
December 31, 2003	39	—	—	39
December 31, 2002	60	94	(115)	39
Deferred Tax Valuation Allowance:
December 31, 2004	26,709	6,652	—	33,361
December 31, 2003	21,161	5,548	—	26,709
December 31, 2002	15,595	5,566	—	21,161