Form 10-Q
period 2005-03-31
CURON MEDICAL INC
filed 2005-05-09
CIK 1114365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 4, 2005, 29,867,001 shares of the Registrant’s Common Stock were outstanding.

CURON MEDICAL, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CURON MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,908	$374
Marketable securities	—	5,518
Accounts receivable, net	601	620
Inventories, net	863	777
Prepaid expenses and other current assets	683	987

Total current assets	5,055	8,276

Property and equipment, net	511	551
Other assets	299	330

Total assets	$5,865	$9,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$428	$473
Accrued liabilities	1,243	1,121
Notes payable	—	57

Total current liabilities	1,671	1,651

Warrant obligation	131	469
Other	123	124

Total liabilities	1,925	2,244

Contingencies and commitments (Note 5)

Stockholders’ equity:
Common stock	25	25
Additional paid-in capital	101,722	101,739
Accumulated deficit	(97,573)	(94,607)
Treasury stock	(234)	(234)
Accumulated other comprehensive loss	—	(10)

Total stockholders’ equity	3,940	6,913

Total liabilities and stockholders’ equity	$5,865	$9,157

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2005	2004
Revenues	$857	$906
Cost of goods sold	982	1,022

Gross loss	(125)	(116)

Operating expenses:
Research and development	293	497
Clinical and regulatory	200	353
Sales and marketing	1,785	2,069
General and administrative	939	985

Total operating expenses	3,217	3,904

Operating loss	(3,342)	(4,020)

Interest income	17	39
Decrease in warrant obligation	338	443
Other income (expense), net	21	(14)

Net loss	$(2,966)	$(3,552)

Net loss per share, basic and diluted	$(0.12)	$(0.16)

Shares used in computing net loss per share, basic and diluted	24,810	22,659

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended, March 31,
	2005	2004
Cash Flows From Operating Activities
Net loss	$(2,966)	$(3,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	118
Stock-based compensation	(11)	31
Loss on disposal of fixed assets	—	3
Decrease of warrant obligation	(338)	(443)
Amortization of premium on securities	28	100
Changes in assets and liabilities:
Accounts receivable, net	19	160
Inventories, net	(86)	(274)
Prepaid expenses and other current assets	304	58
Other assets	31	—
Accounts payable	(45)	(11)
Accrued liabilities	71	209
Decrease in liability settlement reserve	—	(1,250)
Other long-term assets and liabilities	(1)	49

Net cash used in operating activities	(2,919)	(4,802)

Cash Flows From Investing Activities
Purchase of property and equipment	(35)	(116)
Purchase of marketable securities	—	(11,960)
Proceeds from maturities of marketable securities	5,500	1,750

Net cash provided by (used in) investing activities	5,465	(10,326)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of issuance costs	—	12,690
Exercise of stock options and ESPP	45	117
Principal payments on notes payable	(57)	—

Net cash (used in) provided by financing activities	(12)	12,807

Net increase (decrease) in cash and cash equivalents	2,534	(2,321)
Cash and cash equivalents at beginning of period	374	4,865

Cash and cash equivalents at end of period	$2,908	$2,544

See accompanying notes to the condensed consolidated financial statements

CURON MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, tabular amounts in thousands, except per share amounts)

NOTE 1. The Company and Summary of Significant Accounting Policies

The Company

Curon Medical, Inc. (the “Company”) was incorporated in the State of Delaware in May 1997 as Conway-Stuart Medical Inc. and changed its name to Curon Medical Inc., in March 2000. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

The Company has been financing its operations primarily through its cash and cash equivalents, revenues, marketable securities, and financing activities. On April 7 and April 19, 2005, the Company signed definitive agreements for the private placement of common stock and warrants to institutional investors for a total of $12.0 million, before transaction fees and expenses. The placement is structured to be completed in two closings, with the first closing having occurred on April 8, 2005, and the second closing being subject to stockholder approval. In this first closing, the Company raised approximately $3.2 million by issuing a total of 4,962,614 shares of common stock at a price of $0.65 per share. Investors received five-year warrants to purchase an aggregate of 2,481,298 shares of common stock at a price of $1.00 per share. An additional amount of approximately $8.8 million has been deposited to escrow and will be released to the Company in the event that the Company obtains stockholder approval for the subsequent sale of securities. The Company intends to seek stockholder approval at its Annual Meeting to be held on or about May 31, 2005. The terms of the second closing are identical to those of the first closing. In the event that stockholder approval is received, net proceeds to the Company from the second closing will be approximately $8.4 million. Management believes if the Company is successful in obtaining stockholder approval, with the proceeds from the second closing it will have enough cash to fund operations for at least the next twelve months. If the Company is unable to obtain stockholder approval for the subsequent sale of securities, operations will need to be substantially reduced in order to conserve working capital and the Company will have to explore other options, such as a sale of the Company or a portion of its assets including selling or licensing some of its proprietary technologies.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany balances and transactions. The Company operates in one reportable segment.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC.

Net Loss Per Share

Basic and diluted net loss per share is calculated as follows:

	For the Three Months Ended March 31,
	2005	2004
Net loss (numerator):
Net loss	$(2,966)	$(3,552)

Shares (denominator):
Weighted average common shares outstanding	24,810	22,659

Net loss per share-basic and diluted	$(0.12)	$(0.16)

Equity instruments that could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share as their effect is antidilutive, are as follows:

	March 31,
	2005	2004
Shares issuable through ESPP	44	89
Shares issuable upon exercise of stock options	3,380	3,621
Shares issuable upon exercise of warrants	1,475	1,475

Total	4,899	5,185

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion, APB, No. 25, “Accounting for Stock Issued to Employees “and complies with the disclosure provisions of Statement of Financial Accounting Standards, SFAS, No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price. Had the Company determined its stock-based compensation based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the FAS 123 adjusted amounts indicated below, as amended by SFAS No. 148:

	For the Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(2,966)	$(3,552)
Add: Stock-based employee compensation expense in reported net income	—	4
Deduct : Total stock-based employee compensation expense determined under fair value based for all awards	(186)	(146)

Net loss - FAS 123 adjusted	$(3,152)	$(3,694)

Net loss per share - as reported Basic and diluted	$(0.12)	$(0.16)

Net loss per share - FAS 123 adjusted Basic and diluted	$(0.13)	$(0.16)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The equity instruments are valued using the Black-Scholes model. All unvested shares are marked to market until such options vest.

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

Changes in product warranty obligations, including separately priced extended warranty obligations, for the three months ended March 31, 2005 and 2004 are as follows:

	For the Three Months Ended March 31,
	2005	2004
Balance as of the beginning of the period	$83	$58
Add: Accruals for warranties issued	6	5
Less: Revenue recognized under separately priced extended warranty obligations	(2)	(3)

Balance as of the end of the period	$87	$60

NOTE 2. Issuance of Common Stock and Warrants

In February 2004, the Company raised approximately $13.5 million in gross proceeds from the private placement of common stock and warrants to several institutional investors. Net proceeds to the Company after estimated offering costs and expenses were approximately $12.6 million. The transaction involved the sale of 4,025,000 newly issued shares of the Company’s common stock at a price of $3.36 per share and warrants to purchase an aggregate of 905,625 shares of common stock an exercise price of $4.71 per share. The common stock warrants have a five-year term and became exercisable in August 2004. In addition, commencing in August 2007, should the Company’s stock price close at or above 175% of the exercise price on any 15 out of 30 consecutive trading days, and other certain conditions are met as defined in the warrant agreement, the Company has the right, on one occasion, to require the holders of the common stock warrants to exercise such common stock warrants. These warrants provide for cash redemption by the warrant holders upon the occurrence of certain events outside the control of the Company. As a result, the aggregate fair value of the warrants of $1.7 million was recorded as a liability with the remaining net proceeds of $10.9 million recorded as equity in the accompanying condensed consolidated balance sheet. The warrants were valued in February 2004, using the Black-Scholes model with the following assumptions: 5 year expected life, risk free interest rate of 3.23%, dividend yield of zero, volatility of 73%.

The fair value of the warrants and the corresponding liability is re-measured at the end of each reporting period utilizing current inputs to the Black-Scholes model, with any change in fair value being recorded as a non-operating item in the statement of operations. The aggregate fair value of the warrant decreased from $469,000 at December 31, 2004, to $131,000 at March 31, 2005. The warrants were valued on March 31, 2005, using the Black-Scholes model with the following assumptions: 3.8 year expected life, risk free interest rate of 4.22%, dividend rate of zero and volatility of 65%.

NOTE 3. Inventories

	March 31, 2005	December 31, 2004
Inventories:
Raw materials	$549	$563
Work-in-process	137	13
Finished goods	177	201

	$863	$777

NOTE 4. Non-Employee Stock Compensation

Stock-based compensation (benefit) expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Three Months Ended, March 31,
	2005	2004
Research and development	$—	$1
Clinical and regulatory	(9)	26
Sales and marketing	(2)	4

	$(11)	$31

NOTE 5. Contingencies

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

NOTE 6. Subsequent Event

On April 8, 2005 and April 19, 2005, the Company signed definitive agreements for the private placement of 18,445,078 shares of its common stock at a price of $0.65 per share. The private placement involves the issuance of five-year warrants, expiring in 2010, to purchase 9,775,891shares of our common stock at an exercise price of $1.00 per share. The placement is structured to be completed in two closings. The terms of two closings are identical.

The first closing occurred on April 8, 2005. At this first closing the Company raised approximately $3.2 million in gross proceeds by issuing a total of 4,962,614 shares of common stock, representing 19.9% of its total outstanding shares prior to this offering. Investors received warrants to purchase an aggregate of 2,481,298 shares of common stock. The Company paid to the parties that acted as its agent in connection with this private placement an initial fees of $593,000 in cash and issued warrant to purchase 148,878 shares of its common stock as additional consideration. The terms of this warrant is identical to those issued to the Investors.

An additional amount of approximately $8.8 million has been deposited to escrow and will be released to the Company in the event the Company obtains stockholder approval for an additional 50,000,000 shares and the subsequent sale of securities. The Company intends to seek such approval at its Annual Meeting to be held on or about May 31, 2005. The terms of the subsequent closing are identical to those of the first closing. Net proceeds to the Company from the second closing would be approximately $8.4 million. In a similar manner to the warrants issued in February 2004, the Company will account for the warrants as a liability based on fair market value at the date of sale. The Company will re-measure the value of the liability each quarter based on the fair market value at the end of the quarter using the Black-Scholes method with a contractual volatility of 100%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2004.

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

Overview

We were incorporated in Delaware in May 1997 as Conway-Stuart Medical Inc. and changed our name to Curon Medical Inc., in March 2000. We develop, manufacture and market innovative proprietary products for the treatment of gastrointestinal disorders. Our products consist of radiofrequency generators and single-use disposable devices.

Our first product, the Stretta® System, received United States Food and Drug Administration “FDA”, clearance in April 2000 for the treatment of gastroesophageal reflux disease, or GERD, which affects approximately 15 million U.S. adults on a daily basis. In patients with GERD, acidic stomach contents reflux backward from the stomach into the esophagus, causing a wide range of symptoms and complications, including, most commonly, persistent heartburn and chest pain. Unlike medication, which addresses GERD symptoms, our Stretta System applies radiofrequency energy to treat the causes of GERD. The Stretta System consists of a disposable catheter with needle electrodes and our control module, which is a radiofrequency energy generator. Using the Stretta System, the physician delivers temperature-controlled radiofrequency energy to the muscle of the lower esophageal sphincter and upper portion of the stomach. The delivery of this energy creates heat, causing tissue contraction and creating thermal lesions that resorb over time, resulting in improved sphincter function. Clinical studies show a significant reduction in GERD symptom scores, esophageal acid exposure, and use of anti-secretory medications.

We commercially launched the Stretta System in May 2000. As of March 31, 2005, we have sold 374 control modules and approximately more than 7,000 patients have been treated with the Stretta Procedure.

Our second product, the Secca® System, is a radiofrequency energy-based system for the treatment of bowel incontinence (referred to as “Fecal incontinence”). Bowel incontinence is caused by damage to the anal sphincter due to childbirth, surgery, neurological disease, injury or age, and affects up to 16 million adults in the United States. Using the Secca System, physicians deliver radiofrequency energy to the anal sphincter muscle in the anal canal. Clinical studies have shown a reduction in bowel incontinence symptoms and improvement in general quality of life. In March 2002, we received 510(k) clearance from the FDA to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. We undertook a limited test launch of Secca in June 2002, and fully launched the product commercially in May 2003.

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

The American Medical Association recently issued a Category I CPT code for the Stretta procedure that became effective January 1, 2005, which will make it easier for physicians to code for the procedure.

RESULTS OF OPERATIONS

Periods of three months ended March 31, 2005 and 2004.

Revenues

Our revenues are comprised of sales of our Stretta and Secca generators and disposable devices. Revenues for the quarter ended March 31, 2005 were $857,000, compared to $906,000 for the same quarter in 2004. The decrease compared to 2004 was due primarily to a decline in sales of our Stretta System products of $356,000, partially offset by an increase in Secca System products of $311,000. Stretta System products accounted for $483,000, or 57%, and Secca System products accounted for $365,000, or 43%, of the quarter’s revenues. In the first quarter of 2004, Stretta System products accounted for $839,000, or 94%, and Secca System products were $54,000, or 6%, of the quarter’s revenues. The Stretta Control Module and Catheter accounted for $103,000, or 21%, and $341,000, or 71%, respectively, of the Stretta product line sales for the quarter ended March 31, 2005, compared to $355,000, or 42%, and $445,000, or 53%, respectively, for the same period in 2004. The Secca Control Module and Hand-pieces accounted for $92,000, or 25%, and $261,000, or 71%, respectively, of the Secca product line sales for the quarter ended March 31, 2005, compared to $0, or 0%, and $54,000, or 100%, respectively, for the same period in 2004. International sales accounted for $135,000 in the quarter ended March 31, 2005, compared to $9,000 in the same quarter of 2004.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and disposable devices. Cost of goods sold was $982,000 in the quarter ended March 31, 2005, and $1,022,000 for the same period in 2004. Our sales have not yet reached a level that would absorb our manufacturing capacity to the extent that we would experience positive gross profit.

Research and development expenses

Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Research and development expenses were $293,000 for the three months ended March 31, 2005, a decrease of $204,000 or 41% over research and development expenses of $497,000 for the three months ended March 31, 2004. The decrease in spending for the three months ended March 31, 2005 was due primarily to the reduced headcount in our research and development department as we implemented cost reduction measures in September 2004. We expect that research and development expenses will remain near current levels for the remainder of the current fiscal year.

Clinical and regulatory expenses

Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to regulatory agencies. Clinical and regulatory expenses were $200,000 for the three months ended March 31, 2005, a decrease of $153,000 or 43% over clinical and regulatory expenses of $353,000 for the three months ended March 31, 2004. Cost reduction measures and reduced clinical trial activity have reduced expenses in the first quarter of 2005, as compared to the first quarter of 2004. We expect that clinical and regulatory expenses will remain near current levels for the remainder of the current fiscal year.

Sales and marketing expenses

Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses for the three months ended March 31, 2005 were $1,785,000, a decrease of $284,000 or 14% over sales and marketing expenses of $2,069,000 for the three months ended March 31, 2004. The decrease of $148,000 from 2004 to 2005 was primarily attributable to trade shows and medical conferences. We also reduced our spending on consulting, travel and recruitment in the first quarter 2005 compared to 2004. We have recently put in place some new programs that we believe will accelerate sales growth through 2005 and beyond. We expect the sales and marketing expenses to increase due to the new program expenses for the remainder of the current fiscal year, and will fluctuate primarily as a result of both commission expenses that are related to sales levels and timing of various medical conferences that we attend.

General and administrative expenses

General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. General and administrative expenses for the three months ended March 31, 2005 were $939,000, a decrease of $46,000 or 5% over general and administrative expenses of $985,000 for the three months ended March 31, 2004. This decrease in general and administrative expenses for the three months ended March 31, 2005 was primarily due to decreased legal and professional fees. We anticipate that general and administrative expenses for the fiscal year 2005 will increase related to implementation of Section 404 of the Sarbanes-Oxley Act, which requires our management to assess the effectiveness of our internal controls over financial reporting.

Interest Income, net

During the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, net interest income decreased by $22,000. The decrease was due to an average cash and investment decrease of approximately $15.0 million, partially offset by an increase in investment yields to approximately 2.4% from 1.5%. Interest expense was not material for either period.

Decrease in warrant liability

Our sale of 4,025,000 newly issued shares in February 2004, included warrants to purchase an additional 905,625 shares of common stock. These warrants provide for cash redemption by the holders upon the occurrence of certain events outside our control. As a result, the aggregate fair value of the warrants of $1.7 million, determined using the Black-Scholes model, was recorded as a liability with subsequent changes to the fair value of the warrants being recorded as a non-operating item through the statement of operations. The fair value of the warrant decreased from $469,000 at December 31, 2004 to $131,000 at March 31, 2005, resulting in us recording a benefit of $338,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had $3.4 million in working capital and our primary source of liquidity was $2.9 million in cash and cash equivalents and marketable securities, compared to $6.6 million and $5.9 million, respectively, as of December 31, 2004. We have been financing our operations primarily through our cash and cash equivalents, revenues, marketable securities, and financing activities. On April 7 and April 19, 2005, we signed definitive agreements for the private placement of our common stock to institutional investors for a total of $12.0 million, before transaction fees and expenses. The placement is structured to be completed in two closings, with the first closing having occurred on April 8, 2005, and the second closing being subject to stockholder approval. In this first closing, we raised approximately $3.2 million by issuing a total of 4,962,614 shares of common stock at a price of $0.65 per share. Investors received five-year warrants to purchase an aggregate of 2,481,298 shares of common stock at a price of $1.00 per share. An additional amount of approximately $8.8 million has been deposited to escrow and will be released to us in the event that we obtain stockholder approval for the subsequent sale of securities. We intend to seek stockholder approval at our Annual Meeting to be held on or about May 31, 2005. The terms of the second closing are identical to those of the first closing. In the event that stockholder approval is received, net proceeds to us from the second closing will be approximately $8.4 million. We believe if we are successful in obtaining the stockholder approval, we will have enough cash to fund operations for at least the next twelve months. If we are unable to obtain the stockholder approval for the subsequent sale of securities, operations will need to be substantially reduced in order to conserve working capital and we will have to explore other options, such as a sale of the Company or a portion of our assets including selling or licensing some of our proprietary technologies.

Cash used in operating activities was $2.9 million in the three month period ended March 31, 2005, and $4.8 million in the same period in 2004. In the first quarter 2004, included $1.25 million that we paid to settle legal liability reserve. Remaining decrease of cash used in operating activities relates primarily to decrease in net loss of $3.6 million in the first quarter 2004 compared to $3.0 million in the first quarter of 2005. We substantially decreased sales and marketing, clinical and regulatory spending, together with the staff headcount in research and development.

Cash used in investing activities was $5.5 million in the three months ended March 31, 2005, which consisted primarily of net proceeds from net maturities of marketable securities used to fund operations. As of March 31, 2005, we had no material commitments for capital expenditures. For the three months ended March 31, 2004, net cash provided by investing activities was $10.3 million, which consisted primarily of net purchases of marketable securities, as we invested the cash received from our private placement financings in February 2004.

Cash used in financing activities was $12,000 in the three months ended March 31, 2005, primarily related to the proceeds from the exercise of stock options offset by the payoff of a note payable to finance insurance policies. For the same period in 2004, cash provided by financing activities was $12.8 million, related to the private placement of common stock and warrants to a group of institutional investors in the net amount of $12.7 million, in addition to $117,000 from the exercise of stock options.

Contractual Obligations

The following table sets forth our contractual obligations at March 31, 2005 and the years in which such obligations are expected to be settled.

	2005	2006	2007	Total
Future minimum lease commitments	$306	$348	$20	$674
Inventory purchase commitments	623	—	—	623

	$929	$348	$20	$1,297

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

Factors That May Affect Future Results

We have limited capital resources and will need to obtain stockholder approval of our recent financing if we want to continue our current level of operations, which we may not be able to do.

On April 7 and April 19, 2005, we signed definitive agreements for the private placement of common stock to institutional investors for a total of $12.0 million, before transaction fees and expenses. The placement is structured to be completed in two closings, with the first closing for approximately $3.2 million having occurred on April 8, 2005, and the remaining closing for $8.8 million being subject to stockholder approval. We intend to seek stockholder approval at our Annual Meeting to be held on or about May 31, 2005. As of April 30, 2005, we had cash and cash equivalents of approximately $3.9 million. If we are not successful in obtaining stockholder approval, we will not have enough cash to fund operations for at least the next twelve months. In this event, operations would need to be substantially reduced in order to conserve working capital and we would have to explore other options, such as a sale of the Company or a portion of our assets including selling or licensing some of our proprietary technologies.

We may never achieve or maintain significant revenues or profitability.

We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.3 million in 2004, $15.6 million in 2003, and $15.4 million in 2002 and $3.0 million for the three months ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of approximately $97.6 million. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We have generated limited revenues, and it is possible that we will never generate significant revenues from product sales. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next several years and these losses may increase. It is possible that we will never achieve profitable operations. The fact that we have very limited cash resources, cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us and our failure to generate substantial revenues would harm our business.

Our internal controls may not be sufficient to ensure timely and reliable financial information.

In October 2004, we restated our financial results for the quarter ended March 31, 2004 to reflect adjustments to our previously reported financial information. The restatements arose, in part, out of an internal investigation by the Audit Committee. As a result of the investigation, management and the Audit Committee determined that certain sales employees had improperly offered rights of return and exchange in violation of our revenue recognition policy, and a manufacturer’s representative had not actually made sales that it had reported to the Company. As a result of this investigation, we were also unable to timely file the Form 10-Q for the quarter ended June 30, 2004. In connection with the restatement of our financial results for the quarter ended March 31, 2004, our independent registered public accounting firm identified material weaknesses in our internal controls and procedures.

Our Audit Committee, with the assistance of independent legal and accounting advisors, evaluated the effectiveness of our disclosure controls and procedures. As a result of this evaluation, our Board of Directors has directed management to implement and management has implemented additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately. These measures include the adoption of a Disclosure Committee Charter, the adoption of a written revenue recognition policy, further controls on shipment of products for revenue transactions, and additional training of our sales and marketing staff to minimize the risk of revenue recognition errors. The effectiveness of our controls and procedures remain limited by a variety of factors including:

•	Faulty human judgment and simple errors, omissions or mistakes;

•	Fraudulent action of an individual or collusion of two or more people;

•	Inappropriate management override of procedures; and

•	The possibility that our enhanced controls and procedures may still not be adequate to assure timely and accurate financial information.

If we fail to have effective internal control over financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to delisting from Nasdaq, and civil or criminal sanctions.

We may be delisted from the Nasdaq SmallCap Market if we fail to timely file our periodic reports. This may adversely affect trading in our stock and our ability to raise capital.

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

Our physician customers continue to encounter difficulties in readily obtaining adequate reimbursement for the Stretta procedure on a case-by-case basis, and this continues to impact our ability to market and sell the Stretta System.

While the American Medical Association has issued a Level I CPT code for the Stretta procedure effective January 1, 2005, there is no assurance that the established level of coverage will encourage physicians to perform the Stretta procedure or that local Medicare or private payers will choose to pay for this procedure. We have in the past received unfavorable Medicare coverage determinations. Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta procedure or the products. Some payers may refuse adequate reimbursement even though significant peer-reviewed data has been published. If users of our products cannot obtain sufficient reimbursement from health care payers for the Stretta or Secca procedures or the Stretta or Secca Systems’ disposables, then it is unlikely that our products will ever achieve increased market acceptance.

Reimbursement from third-party health care payers is uncertain due to factors beyond our control and changes in third-party health care payers’ policies could adversely affect our sales growth.

Even if third-party payers provide adequate reimbursement for our procedures or products, adverse changes in third-party payers’ policies toward reimbursement could preclude market acceptance for our products and have a material adverse effect on our sales and revenue growth. We are unable to predict what changes will be made in the reimbursement methods used by third-party health care payers.

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

Internationally, market acceptance of our products is dependent upon the availability of adequate reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. Although we are seeking international reimbursement approvals, we cannot assure you that any such approvals will be obtained in a timely manner or at all. If foreign third-party payers do not adequately reimburse providers for the Stretta procedure and the products used with it, then our sales and revenue growth may be limited.

If physicians do not adopt our products, we will not achieve future sales growth.

To achieve increasing sales, our products must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. Our products represent a significant departure from conventional treatment methods. We believe that physicians will not increase rates of adoption of our systems unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that our systems provide effective and attractive alternatives to conventional means of treatment. Currently, there are approximately 27 peer-reviewed journal articles on the Stretta procedure, including the results of our Stretta randomized trial, and three peer-reviewed journal articles on the Secca procedure. Some physicians may be slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. Future adverse events or recalls could also impact future acceptance rates. Additionally, some of our customers and potential customers may find the time necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. If we cannot achieve increasing physician adoption rates of our products, we may never achieve significant revenues or profitability.

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

We have limited sales and marketing experience, and failure to manage our sales force or to market and distribute our products effectively will hurt our revenues.

We have limited sales and marketing experience. As of March 31, 2005, we relied on 14 direct sales territories for the sale of our products in the United States. We also deploy an indirect sales channel of six manufacturers representative firms, which adds 15 salespeople available to sell and market our products across the United States. The success of this sales channel will depend upon a number of factors, many of which are beyond our control, including the willingness of such distributors to prioritize the sale of our products, and their effectiveness in such sales efforts.

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

Internationally, we rely on a network of distributors to sell our products and we will need to attract additional distributors to grow our business and expand the territories into which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, we may not realize expected international revenue growth.

We depend on suppliers who provide materials and components used in our products, and if we lose our relationship with any individual supplier, we will face regulatory requirements with regard to replacement suppliers that could delay the manufacture of our products.

Third-party suppliers provide materials and components used in our products, some of which are the single or sole source for the components they provide. If any of our suppliers become unwilling or unable to supply us with our requirements, replacement or alternative sources might not be readily obtainable due to regulatory requirements applicable to our manufacturing operations. Obtaining components from a new supplier may require a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. This process may take a substantial period of time, and we cannot assure you that we would be able to obtain the necessary regulatory clearance or approval. This could create supply disruptions that would reduce our product sales and revenue.

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

The development, manufacture and sale of medical products involves a significant risk of product liability claims. The use of any of our products may expose us to liability claims, which could divert management’s attention from our core business, could be expensive to defend, and could result in substantial damage awards against us. For example, we have been party to product liability lawsuits in which there were allegations that our products were defectively designed and that we were negligent in our manufacturing.

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

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

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

CURON MEDICAL, INC. (Registrant)

Date: May 6, 2005	By:	/s/ LARRY C. HEATON II
Larry C. Heaton II President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)