Form 10-Q
period 2005-06-30
CURON MEDICAL INC
filed 2005-08-02
CIK 1114365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of July 27, 2005, 43,349,465 shares of the Registrant’s Common Stock were outstanding.

CURON MEDICAL, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CURON MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$7,802	$374
Marketable securities	2,105	5,518
Accounts receivable, net	741	620
Inventories, net	1,011	777
Prepaid expenses and other current assets	1,107	987

Total current assets	12,766	8,276

Property and equipment, net	454	551
Other assets	325	330

Total assets	$13,545	$9,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$531	$473
Accrued liabilities	1,236	1,121
Notes payable	444	57

Total current liabilities	2,211	1,651

Warrant obligation	4,733	469
Other	101	124

Total liabilities	7,045	2,244

Contingencies and commitments (Note 5)

Stockholders’ equity:
Common stock	43	25
Additional paid-in capital	108,013	101,739
Accumulated deficit	(101,319)	(94,607)
Treasury stock	(234)	(234)
Accumulated other comprehensive loss	(3)	(10)

Total stockholders’ equity	6,500	6,913

Total liabilities and stockholders’ equity	$13,545	$9,157

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$1,152	$931	$2,009	$1,837
Cost of goods sold	1,013	1,110	1,995	2,132

Gross income (loss)	139	(179)	14	(295)

Operating expenses:
Research and development	301	433	594	930
Clinical and regulatory	320	282	520	635
Sales and marketing	2,509	2,009	4,294	4,078
General and administrative	929	1,028	1,868	2,013

Total operating expenses	4,059	3,752	7,276	7,656

Operating loss	(3,920)	(3,931)	(7,262)	(7,951)

Interest income	32	42	49	81
Decrease in warrant obligation	153	679	491	1,122
Other expense, net	(11)	(1)	10	(15)

Net loss	$(3,746)	$(3,211)	$(6,712)	$(6,763)

Net loss per share, basic and diluted	$(0.11)	$(0.13)	$(0.23)	$(0.29)

Shares used in computing net loss per share, basic and diluted	33,668	24,385	29,263	23,522

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended, June 30,
	2005	2004
Cash Flows From Operating Activities
Net loss	$(6,712)	$(6,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	246
Stock-based compensation	(16)	4
Loss on disposal of fixed assets	—	11
Decrease in warrant obligation	(491)	(1,122)
Amortization of premium on securities	28	276
Changes in assets and liabilities:
Accounts receivable, net	(121)	254
Inventories, net	(234)	(217)
Prepaid expenses and other current assets	(120)	(371)
Other assets	5	—
Accounts payable	58	(114)
Accrued liabilities	115	174
Decrease in settlement of legal liabilities	—	(1,250)
Other long-term assets and liabilities	(23)	44

Net cash used in operating activities	(7,363)	(8,828)

Cash Flows From Investing Activities
Purchase of property and equipment	(51)	(378)
Purchase of marketable securities	(2,108)	(11,960)
Proceeds from maturities of marketable securities	5,500	4,850

Net cash provided by (used in) investing activities	3,341	(7,488)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of issuance costs	10,981	12,658
Exercise of stock options and ESPP	82	223
Proceeds from issuance of notes payable	675	649
Principal payments on notes payable	(288)	(251)

Net cash provided by financing activities	11,450	13,279

Net increase (decrease) in cash and cash equivalents	7,428	(3,037)
Cash and cash equivalents at beginning of period	374	4,865

Cash and cash equivalents at end of period	$7,802	$1,828

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

The Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. The Company has been financing its operations primarily through its cash and cash equivalents, revenues, marketable securities, and financing activities. The Company intends to finance its operations primarily through its cash and cash equivalents, marketable securities, future financing and future revenues. Based on its current expectations of sales and operating costs, existing capital resources will not enable the Company to maintain current and planned operations beyond the second quarter of 2006. However, if the Company does not receive certain expected product sales, its cash balance may not sustain planned operations beyond the end of the first quarter of 2006. The Company is pursuing a number of alternatives to maximize stockholder value, including strategic transactions, collaborative partnerships and the licensing or sale of certain of its intellectual property. Licensing or collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain or all of its products or technologies. If these efforts are not successful, the Company will need to raise additional capital before the end of first quarter 2006 in order to continue its operations. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were not to continue as a going concern.

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

Net Loss Per Share

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss (numerator):
Net loss	$(3,746)	$(3,211)	$(6,712)	$(6,763)

Shares (denominator):
Weighted average shares outstanding	33,668	24,385	29,263	23,522

Net loss per share-basic and diluted	$(0.11)	$(0.13)	$(0.23)	$(0.29)

The following shares issuable through the Company’s Employee Stock Purchase Plan (ESPP), outstanding options, and warrants were excluded from the computation of diluted net loss per share as they all had an anti-dilutive effect:

	June 30,
	2005	2004
Shares issuable through ESPP	20	38
Shares issuable upon exercise of stock options	4,485	3,618
Shares issuable upon exercise of warrants	11,453	1,475

Total	15,958	5,131

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(3,746)	$(3,211)	$(6,712)	$(6,763)
Add: Stock-based employee compensation expense in reported net income	—	—	—	4
Deduct: Total stock-based employee compensation expense determined under fair value based for all awards	(225)	(176)	(411)	(322)

Net loss - FAS 123 adjusted	$(3,971)	$(3,387)	$(7,123)	$(7,081)

Net loss per share - as reported Basic and diluted	$(0.11)	$(0.13)	$(0.23)	$(0.29)

Net loss per share - FAS 123 adjusted Basic and diluted	$(0.12)	$(0.14)	$(0.24)	$(0.30)

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

Changes in product warranty obligations, including separately priced extended warranty obligations, for the six months ended June 30, 2005 and 2004 are as follows:

	For the Six Months Ended June 30,
	2005		2004
Balance as of the beginning of the period	$83		$58
Add: Accruals for warranties issued	14		28
Less: Settlements made Revenue recognized under separately priced extended warranty obligations	(5 (4	) )	(1 (6	) )

Balance as of the end of the period	$88		$79

NOTE 2. Issuance of Common Stock and Warrants

On April 8 and June 3, 2005, the Company completed the private placement of common stock and warrants with a group of institutional investors and raised approximately $12.0 million in gross proceeds. Net proceeds after offering costs and expenses were approximately $11million. The Company paid to the parties that acted as its agents in connection with this private placement fees of $859,000 in cash and issued warrants to purchase 553,352 shares of its common stock as additional consideration. The terms of these warrants are identical to those issued to the investors. The transaction was completed in two closings, and involved the sale of an aggregate of 18,445,078 newly issued shares of the Company’s common stock at a price of $0.65 per share and warrants to purchase an aggregate of 9,222,539 shares of common stock with an exercise price of $1.00 per share. In the first closing, the Company issued 4,962,614 shares of common stock and warrants to purchase 2,481,298 shares of common stock, for gross proceeds to the Company of approximately $3.2 million. The aggregate fair value of the warrants on the date of issuance was approximately $1.4 million. In the second closing, the Company issued 13,482,464 shares of common stock and warrants to purchase 6,741,241 shares of common stock, for gross proceeds to the Company of approximately $8.8 million. The aggregate fair value of the warrants on the date of issuance was approximately $3.3 million. The common stock warrants have a five-year term and become exercisable on October 8, 2005 and December 3, 2005, respectively. In addition, as detailed in the common stock purchase warrant agreement, the warrants include a provision whereby the Company could be required to repurchase these warrants upon the occurrence of certain “Fundamental Transactions” defined in the agreement. If the Fundamental Transaction is consummated by the Company after the second anniversary of the issuance of the warrants and the consideration received by the warrant holder is less than 30% in excess of the warrant’s exercise price, the Company (or the Company’s successor) must purchase the warrant from a holder. The purchase price of the warrant will be equal to the Black-Scholes value of the unexercised portion of the warrant as of the date the request to purchase is made. As a result, the aggregate fair value of the warrants of $1.4 and $3.3 million was recorded as a liability with the remaining net proceeds of $6.3 million recorded as equity in the accompanying condensed consolidated balance sheet. The warrants were valued on April 8, and June 3, 2005 using the Black-Scholes model with the following assumptions: 5 year expected life, risk free interest rate of 4.08% and 3.72%, respectively, dividend yield of zero and a volatility of 100%.

In accordance with the warrant purchase agreement and following the first closing of financing, the Company notified holders of common stock warrants issued in February 2004 that the exercise price of the warrants decreased from $4.71 to $3.85 and the number of common stock shares to purchase upon exercise of warrants increased from 905,625 to 1,107,920, so that the aggregate exercise price of $4,265,494 remains unchanged.

NOTE 3. Inventories

	June 30,	December 31,
	2005	2004
Inventories:
Raw materials	$564	$563
Work-in-process	89	13
Finished goods	358	201

	$1,011	$777

NOTE 4. Non-Employee Stock Compensation

Stock-based compensation (benefit) expense included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2005	2004	2005	2004
Research and development	$—	$—	$—	$1
Clinical and regulatory	(4)	(25)	(13)	1
Sales and marketing	(1)	(2)	(3)	2

	$(5)	$(27)	$(16)	$4

NOTE 5. Contingencies

The Company is involved in routine legal and administrative proceedings that arise from the normal conduct of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the financial results or condition of the Company.

In April 2003, a civil action was filed against the Company in United States District Court for the Northern District of California by Federal Insurance Corporation, the Company’s insurance carrier, for rescission, reformation, and restitution in connection with the Company’s liability insurance policy. This policy covers, among other things, product liability claims made against the Company by people treated with the Company’s product. In October 2004, the plaintiff’s summary judgment motion was granted. The Company has decided not to appeal the result of the summary judgment and has agreed to settlement terms with Federal Insurance Corporation. The settlement as agreed will end any further liability in this matter for the Company and will result in a partial recovery of premiums paid. The Company expects to sign the settlement documents in the third quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our annual financial statements and notes thereto for the fiscal year ended December 31, 2004.

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

Our first product, the Stretta® System, received United States Food and Drug Administration “FDA”, clearance in April 2000 for the treatment of gastroesophageal reflux disease, or GERD, which affects approximately 19 million U.S. adults on a daily basis. In patients with GERD, stomach contents reflux backward from the stomach into the esophagus, causing a wide range of symptoms and complications, including, most commonly, persistent heartburn and chest pain. Unlike medication, which addresses GERD symptoms, our Stretta System applies radiofrequency energy to treat the causes of GERD. The Stretta System consists of a disposable catheter with needle electrodes and our control module, which is a radiofrequency energy generator. Using the Stretta System, the physician delivers temperature-controlled radiofrequency energy to the muscle of the lower esophageal sphincter and upper portion of the stomach. The delivery of this energy creates heat, causing tissue contraction and creating thermal lesions that resorb over time, resulting in improved sphincter function. Clinical studies show a significant reduction in GERD symptom scores, esophageal acid exposure, and use of anti-secretory medications.

We commercially launched the Stretta System in May 2000. As of June 30, 2005, we have sold over 300 control modules and approximately 8,000 patients have been treated with the Stretta Procedure.

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

Our Stretta System has also received European, Australian and Canadian regulatory approval, and our Secca System has also received regulatory approval in Europe. We incorporated a subsidiary company in Belgium in November 2000 to manage distribution of our products in Europe, the Middle East and Africa. We have entered into international distribution agreements in the following countries presented in alphabetical order, all of which cover the sale of both Stretta and Secca products: Austria, Belgium, Brazil, China (PRC), China (Republic of), China (Hong Kong), Costa Rica, Denmark, Egypt, Finland, France, Germany, India, Indonesia, Ireland, Israel, Italy, Malaysia, The Netherlands, Norway, Philippines, Portugal, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, United Kingdom, Viet Nam, Some agreements cover more than one country. From time to time national distributors are replaced or terminated and there may be times when we may have no representation in one or more of the above countries. Regulatory controls in certain countries prevent sales being made until the distributor completes the approval process. We are organized into a single reportable segment consisting of the development, manufacture, and marketing of proprietary products for the treatment of gastrointestinal disorders. We use one measurement of profitability and do not disaggregate our business for internal reporting.

The American Medical Association issued a Category I CPT code for the Stretta procedure that became effective January 1, 2005, which will make it easier for physicians to code for the procedure. CPT codes are used to specify the physician component of the procedure cost.

RESULTS OF OPERATIONS

Periods of three and six months ended June 30, 2005 and 2004.

Revenues

Our revenues are comprised of sales of our Stretta and Secca generators and disposable devices. Revenues for the quarter ended June 30, 2005 were $1,152,000, compared to $931,000 for the same quarter in 2004. The increase compared to 2004 was due primarily to an increase in sales of our Secca System products of $401,000, partially offset by a decline in sales of our Stretta System products of $166,000. Stretta System products accounted for $593,000, or 52%, and Secca System products accounted for $544,000, or 48%, of the quarter’s revenues. In the second quarter of 2004, Stretta System products accounted for $759,000, or 84%, and Secca System products were $143,000, or 16%, of the quarter’s revenues. The Stretta Control Module and Catheter accounted for $187,000, or 32%, and $372,000, or 63%, respectively, of the Stretta System product sales for the quarter ended June 30, 2005, compared to $361,000, or 48%, and $367,000, or 48%, respectively, for the same period in 2004. The Secca Control Module and Handpieces accounted for $194,000, or 36%, and $324,000, or 59%, respectively, of the Secca System product sales for the quarter ended June 30, 2005, compared to $37,000, or 26%, and $103,000, or 72%, respectively, for the same period in 2004. International sales accounted for $146,000 in the quarter ended June 30, 2005, compared to $21,000 in the same quarter of 2004.

Revenues for the six months ended June 30, 2005 were $2,009,000, compared to $1,837,000 for the same period in 2004. The increase compared to 2004 was due primarily to increased sales of Secca system products of $711,000, partially offset by a decline in Stretta System products of $537,000. Stretta System products accounted for $1,061,000, or 54%, and Secca System products $908,000, or 46% of the revenues for the six months ended June 30, 2005, as compared to $1,598,000, or 89% and $197,000, or 11%, respectively, for the same period in 2004. The Stretta Control Module and Catheter accounted for $290,000, or 27%, and $713,000, or 67%, respectively, of the Stretta System product sales for the six months ended June 30, 2005, compared to $716,000, or 45%, and $812,000, or 51%, respectively, for the same period in 2004. The Secca Control Module and Handpieces accounted for $286,000, or 31%, and $584,000, or 64%, respectively, of the Secca System product sales for the six months ended June 30, 2005, compared to $37,000, or 19%, and $157,000, or 79%, respectively, for the same period in 2004. International sales accounted for $281,000 in the six month ended June 30, 2005, compared to $30,000 in the same period of 2004.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and disposable devices. Cost of goods sold was $1,013,000 or 88.9% of product sales revenue in the quarter ended June 30, 2005, compared to $1,110,000 or 123% of product sales revenue for the same period in 2004. For the six months ended June 30, 2005, cost of goods sold was $1,995,000 or 100.4% of product sales revenue compared to $2,132,000 or 118.8% of product sales revenue for the same period in 2004.

Gross income (loss)

Gross income for the three months ended June 30, 2005 was $139,000 or 12% of sales compared to the gross loss of $179,000 or 19% of sales for the same period in 2004. For the six months ended June 30, 2005, gross margin was $14,000 or 1% of sales compared to the gross loss of $295,000 or 16% of sales for the same period in 2004.

Research and development expenses

Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Research and development expenses were $301,000 for the three months ended June 30, 2005, a decrease of $132,000 or 30% over research and development expenses of $433,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, research and development expenses were $594,000, a decrease of $336,000 or 36% over research and development expenses of $930,000 for the same period in 2004. The decrease in spending for the three and six months ended June 30, 2005 compared to the same periods of 2004 was due primarily to the reduced headcount in our research and development department as we implemented cost reduction measures in September 2004.

Clinical and regulatory expenses

Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to regulatory agencies. Clinical and regulatory expenses were $320,000 for the three months ended June 30, 2005, an increase of $38,000 or 13% over clinical and regulatory expenses of $282,000 for the three months ended June 30, 2004. The increase of $38,000 in the second quarter 2005 compared to the second quarter 2004 was primarily attributable to other outside services. For the six months ended June 30, 2005, clinical and regulatory expenses were $ 520,000, a decrease of $115,000 or 18% over clinical and regulatory expenses of $635,000 for the same period in 2004. Reduced clinical trial activity was the main reason of reduction of expenses.

Sales and marketing expenses

Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses for the three months ended June 30, 2005 were $2,509,000, an increase of $500,000 or 25% over sales and marketing expenses of $2,009,000 for the three months ended June 30, 2004. The 14.2% of the increase or $285,000 of expense was driven by spending on new marketing programs and the remaining 10.7% of the increase or $215,000 was primarily attributable to trade shows and medical conferences. For the six months ended June 30, 2005, sales and marketing expenses were $4,294,000, an increase of $216,000 or 5% over sales and marketing expenses of $4,078,000 for the same period in 2004.

General and administrative expenses

General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. General and administrative expenses for the three months ended June 30, 2005 were $929,000, a decrease of $99,000 or 10% over general and administrative expenses of $1,028,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, general and administrative expenses were $1,868,000, a decrease of $145,000 or 7% over general and administrative expenses of $2,013,000 for the same period in 2004. This decrease in general and administrative expenses for the three and six months ended June 30, 2005 compared to the same periods of 2004 was primarily due to decreased legal and professional fees.

Interest Income, net

During the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004, net interest income decreased by $10,000. For the six months ended June 30, 2005, compared to the same period in 2004, net interest income decreased by $32,000, due to a decrease in six month total average cash and investment balance of approximately $4 million, partially offset by an increase in investment yields to approximately 3.2% from 1.25%. Interest expense was not material for any period presented.

Decrease in warrant obligation

Our sale of 18,445,078 newly issued shares on April 8 and June 3, 2005 included warrants to purchase an additional 2,481,298 and 6,741,241 respectively, shares of common stock to investors and warrants to purchase 553,352 shares of common stock to our placement agent. Similar to our February 2004 warrants, these warrants provide for cash redemption by the holders upon the occurrence of certain events outside our control. As a result, the aggregate fair value of the warrants of $1.4 and $3.3 million, respectively, determined using the Black-Scholes model, was recorded as a liability on the issuance dates with subsequent changes to the fair value of the warrants being recorded as a non-operating item through the statement of operations.

The following table shows the changes to the fair value of the warrant obligations recorded as a non-operating (income) expense through the statement of operations for the three and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Warrant issue dates	2005	2004	2005	2004
June 3, 2005	$96	$—	$96	$—
April 8, 2005	(189)	—	(189)	—
February 6, 2004	(60)	(679)	(398)	(1,122)

	$(153)	$(679)	$(491)	$(1,122)

LIQUIDITY AND CAPITAL RESOURCES

We have been financing our operations primarily through our cash and cash equivalents, revenues, marketable securities, and financing activities. We have incurred net losses since inception and expect to continue to do so for the next several years.

As of June 30, 2005, we had cash and cash equivalents on hand of $9.9 million and working capital of $10.6 million. We intend to finance our operations primarily through cash and cash equivalents, marketable securities, future financing and future revenues. Based on current expectations of sales and operating costs, existing capital resources will not enable us to maintain current and planned operations beyond the second quarter of 2006; however, if we do not receive certain expected product sales, our cash balance may not sustain planned operations beyond the end of the first quarter of 2006. We are pursuing a number of alternatives to maximize stockholder value, including strategic transactions, collaborative partnerships and the licensing or sale of certain of our intellectual property. Licensing or collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain or all of our products or technologies. If these efforts are not successful, we will need to raise additional capital before the end of first quarter 2006 in order to continue operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. These issues raise substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities during the six months ended June 30, 2005 was $7.4 million, resulting primarily from the net loss for the period of $6.7 million, increased by the $0.5 million non-cash gain resulting from the decrease in warrant liability, and increases in accounts receivable, prepaid and other current assets and inventories offset by net decrease in accrued liabilities. For the six months ended June 30, 2004, net cash used in operating activities was $8.8 million, resulting primarily from the net loss for the period of $6.8 million, increased by the $1.1 million non-cash gain resulting from the decrease in warrant liability, $1.25 million payment to settle legal liability reserve and increases in prepaid and other current assets, inventories and accounts payable partially offset by net decrease in accounts receivable and accrued liabilities.

For the six months ended June 30, 2005, net cash provided by investing activities was $3.3 million consisting primarily of net proceeds from net maturities of marketable securities used to fund operations. As of June 30, 2005, we had no material commitments for capital expenditures. For the six months ended June 30, 2004, net cash used in investing activities was $7.5 million, which consisted primarily of net purchases of marketable securities, as we invested the cash received from our private placement financings in February 2004, partially offset by $0.4 million of property and equipment acquisitions.

Cash provided by financing activities was $11.5 million in the six months ended June 30, 2005, related to the private placement of common stock and common stock warrants to a group of institutional investors in the net amount of $11.0 million, in addition to $0.1 million from exercise of stock options and the Employee Stock Purchase Plan, and net cash provided by financing of business insurance in the amount of $0.4 million. For the same period in 2004, cash provided by financing activities was $13.3 million, related to the private placement of common stock and warrants to a group of institutional investors in the net amount of $12.7 million, in addition to $0.2 million from exercise of stock options and the Employee Stock Purchase Plan, and net cash provided by financing of business insurance in the amount of $0.4 million.

Contractual Obligations

The following table sets forth our contractual obligations at June 30, 2005 and the years in which such obligations are expected to be settled.

	2005	2006	2007	Total
Future minimum lease commitments	$199	$338	$13	$550
Inventory purchase commitments	694	—	—	694

	$893	$338	$13	$1,244

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

In December 2004, the FASB issued Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”. This statement replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating the impact from this standard on our results of operations and financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for fiscal years beginning December 15, 2005. We anticipate that the adoption of SFAS 154 will not have a material impact on our financial statements.

Factors That May Affect Future Results

Within the next year, we may have to raise additional funds to continue operations as currently conducted, or sell the Company. The terms of either transaction may not be favorable to our stockholders.

We believe that unless revenues increase and operating costs are controlled, our existing capital resources will not enable us to maintain current and planned operations beyond the second quarter of 2006. We may have to raise additional funds through the issuance of equity or debt securities, or a combination thereof, in the public or private markets in order to continue operations, or sell the company. Additional financing and merger opportunities may not be available, or if available, may not be on favorable terms. The availability of financing or merger opportunities will depend, in part, on market conditions, which have been depressed as of late. Any future equity financing could result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products or license to third parties the rights to commercialize certain of our products or technologies that we would otherwise seek to commercialize. We may also reduce our marketing, customer support or other resources devoted to our products. Any of these options could reduce our sales growth and result in continued net losses.

We may never achieve or maintain significant revenues or profitability.

We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.3 million in 2004, $15.6 million in 2003, and $15.4 million in 2002 and $6.7 million for the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of approximately $101.3 million. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We have generated limited revenues, and it is possible that we will never generate significant revenues from product sales. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next several years and these losses may increase. It is possible that we will never achieve profitable operations.

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

We are not in compliance with the minimum bid price requirement of the Nasdaq SmallCap Market. We may consequently be required to implement a reverse stock split in the future. This may increase volatility in the trading of our stock.

We have failed to comply with the minimum $1.00 per share bid price requirement for continued listing on the Nasdaq SmallCap Market. The Nasdaq staff has notified us that our stock might be subject to delisting from the Nasdaq SmallCap Market if we fail to regain compliance with the minimum bid price requirement. In order to regain compliance, we must evidence a closing bid price of $1.00 per share on or before November 14, 2005 and a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days immediately thereafter. Our stockholders have authorized up to a 1-for-4 reverse stock split on our stock. While we have no immediate plans to implement a reverse stock split, we may be required to do so in the future to remain listed on the Nasdaq SmallCap Market. Should we implement a reverse stock split, the number of our shares being traded will be reduced and volatility in the trading of our stock may increase. Further, there are no assurances that a reverse stock split will ensure compliance with the minimum bid price requirement. There are also no assurances that our stock price after a reverse stock split will be above $1.00 per share for ten consecutive trading days to remedy the minimum bid price deficiency.

If physicians do not adopt our products, we will not achieve future sales growth.

To achieve increasing sales, our products must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. Our products represent a significant departure from conventional treatment methods. We believe that physicians will not increase rates of adoption of our systems unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that our systems provide effective and attractive alternatives to conventional means of treatment. Some physicians may be slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. As procedural technique plays a significant role in achieving positive results from the Stretta and Secca Procedures, improper use of either system may have unsatisfactory patient outcomes or cause adverse events, leading to physician dissatisfaction, negative publicity, or lawsuits. Additionally, some of our customers and potential customers may find the time necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. Future adverse events or recalls could also impact future acceptance rates. If we cannot achieve increasing physician adoption rates of our products, we may never achieve significant revenues or profitability.

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

We have limited sales and marketing resources, and failure to manage our sales force or to market and distribute our products effectively will hurt our revenues.

We have limited sales and marketing resources. As of June 30, 2005, we relied on 14 direct sales territories for the sale of our products in the United States. We also deploy an indirect sales channel of five manufacturers representative firms, which adds 11 salespeople available to sell and market our products across the United States. The success of this sales channel will depend upon a number of factors, many of which are beyond our control, including the willingness of such distributors to prioritize the sale of our products, and their effectiveness in such sales efforts.

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

We depend on suppliers who provide materials and components used in our products, and if we lose our relationship with any individual supplier, we may face regulatory requirements with regard to replacement suppliers that could delay the manufacture of our products.

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

To date we have international distribution agreements for countries in Europe, Asia, Africa, and Central America. We have obtained regulatory clearance to market the Stretta System in the European Union, Australia and Canada and to market the Secca System in the European Union. Marketing our products in additional countries may require regulatory approvals. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, although contracts already signed with international distributors specify payment in U.S. dollars, future international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

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

Item3. Quantitative and Qualitative Disclosures of Market Risk

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In April 2003, a civil action was filed against us in United States District Court for the Northern District of California by Federal Insurance Corporation, our insurance carrier, for rescission, reformation, and restitution in connection with the our liability insurance policy. This policy covers, among other things, product liability claims made against us by people treated with our product. In October 2004, the Plaintiff’s summary judgment motion was granted. We decided not to appeal the result of the summary judgment and have agreed to settlement terms with Federal Insurance Corporation. The settlement as agreed will end any further liability in this matter and will result in a partial recovery of premiums paid. We expect both parties to sign the settlement documents in the third quarter of 2005.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

Previously furnished

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

We distributed our Definitive Proxy Statement, Proxy and Annual Report to Stockholders on or about May 4, 2005 to each stockholder of record as of April 22, 2005, for our Annual Meeting of Stockholders held on May 31, 2005. At our Annual Meeting, the stockholders were asked to consider five proposals.

The first proposal involved the election of two Class II directors. The nominating committee of the Board of Directors selected two nominees, who ran unopposed. All the nominees were then serving as our directors. The nominees of the Board, and the voting results with respect thereto, were:

Name	Votes For	Withheld
Robert F. Kuhling, Jr.	25,486,427	1,389,070
Larry J. Strauss	25,486,427	1,389,070

The second proposal was the ratification of our independent registered public accounting firm PricewaterhouseCoopers LLP, for the fiscal year ending December 31, 2005. The number of shares cast for, against, and abstentions were 25,459,927, 1,410,370, and 5,200, respectively. The affirmative vote of a majority of the votes cast on the proposal at the Annual Meeting was required for approval of this proposal. The percentage of shares voted in favor of this proposal was 85% of the shares of Common Stock outstanding. Therefore, the stockholders approved proposal two.

The third proposal was an amendment to our Certificate of Incorporation to increase the number of authorized shares of our Common Stock by 50,000,000 shares, from 50,000,000 to 100,000,000. The number of shares cast for, against and abstentions were 24,796,927, 2,050,085, and 28,545, respectively. The affirmative vote of a majority of the shares of Common Stock outstanding as of the record date was required for approval of this proposal. The percentage of shares voted in favor of this proposal was 83% of the shares of Common Stock outstanding. Therefore, the stockholders approved proposal three.

The fourth proposal was the approval of the issuance of securities in connection with a financing transaction. The number of shares cast for, against, and abstentions were 13,481,386, 5,006,495, and 33,245, respectively. The affirmative vote of a majority of the votes cast on the proposal at the Annual Meeting was required for approval of this proposal. The percentage of shares voted in favor of this proposal was 73% of the shares of Common Stock that voted on the proposal. Therefore, the stockholders approved proposal four.

The fifth and final proposal was the authorization to effect up to a 1-for-4 reverse stock split. The number of shares cast for, against, and abstentions were 21,612,014, 5,123,690, and 139,703, respectively. A majority of the votes cast on the proposal at the Annual Meeting was required for approval of this proposal. The percentage of shares voted in favor of this proposal was 73% of the votes cast on the proposal. Therefore, the stockholders approved proposal five.

Item 5. Other Information

None

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

CURON MEDICAL, INC.
(Registrant)

Date: August 2, 2005	By:	/s/ LARRY C. HEATON II
Larry C. Heaton II President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)