Form 10-Q
period 2005-09-30
CURON MEDICAL INC
filed 2005-11-10
CIK 1114365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 4, 2005, 43,349,465 shares of the Registrant’s Common Stock were outstanding.

CURON MEDICAL, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CURON MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,912	$374
Marketable securities	4,595	5,518
Accounts receivable, net	488	620
Inventories, net	1,304	777
Prepaid expenses and other current assets	843	987

Total current assets	9,142	8,276

Property and equipment, net	388	551
Other assets	300	330

Total assets	$9,830	$9,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$355	$473
Accrued liabilities	1,000	1,121
Notes payable	255	57

Total current liabilities	1,610	1,651

Warrant obligation	2,383	469
Other	85	124

Total liabilities	4,078	2,244

Contingencies and commitments (Note 5)

Stockholders’ equity:
Common stock	43	25
Additional paid-in capital	107,982	101,739
Accumulated deficit	(102,036)	(94,607)
Treasury stock	(234)	(234)
Accumulated other comprehensive loss	(3)	(10)

Total stockholders’ equity	5,752	6,913

Total liabilities and stockholders’ equity	$9,830	$9,157

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$745	$862	$2,754	$2,699
Cost of goods sold	842	1,036	2,837	3,168

Gross loss	(97)	(174)	(83)	(469)

Operating expenses:
Research and development	312	430	906	1,360
Clinical and regulatory	212	222	732	857
Sales and marketing	1,608	1,836	5,902	5,914
General and administrative	898	2,009	2,766	4,022

Total operating expenses	3,030	4,497	10,306	12,153

Operating loss	(3,127)	(4,671)	(10,389)	(12,622)

Interest income	63	31	112	112
Decrease in warrant obligation	2,351	297	2,842	1,419
Other income (expense), net	(3)	(5)	7	(20)

Net loss	$(716)	$(4,348)	$(7,428)	$(11,111)

Net loss per share, basic and diluted	$(0.02)	$(0.18)	$(0.22)	$(0.47)

Shares used in computing net loss per share, basic and diluted	43,349	24,470	34,010	23,840

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended, September 30,
	2005	2004
Cash Flows From Operating Activities
Net loss	$(7,428)	$(11,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218	362
Stock-based compensation	(22)	15
Loss on disposal of fixed assets	—	8
Decrease in warrant obligation	(2,842)	(1,419)
Amortization of premium on securities	38	406
Changes in assets and liabilities:
Accounts receivable, net	132	342
Inventories, net	(527)	(67)
Prepaid expenses and other current assets	144	(23)
Other assets	30	—
Accounts payable	(118)	(6)
Accrued liabilities	(121)	209
Decrease in settlement of legal liabilities	—	(1,250)
Other long-term assets and liabilities	(38)	18

Net cash used in operating activities	(10,534)	(12,516)

Cash Flows From Investing Activities
Purchase of property and equipment	(55)	(406)
Purchase of marketable securities	(4,608)	(11,960)
Proceeds from maturities of marketable securities	5,500	9,200

Net cash provided by (used in) investing activities	837	(3,166)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of issuance costs	10,955	12,627
Exercise of stock options and ESPP	82	236
Proceeds from issuance of notes payable	675	649
Principal payments on notes payable	(477)	(421)

Net cash provided by financing activities	11,235	13,091

Net increase (decrease) in cash and cash equivalents	1,538	(2,591)
Cash and cash equivalents at beginning of period	374	4,865

Cash and cash equivalents at end of period	$1,912	$2,274

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

The Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. The Company has been financing its operations primarily through its cash and cash equivalents, revenues, marketable securities, and financing activities. The Company intends to finance its operations primarily through its cash and cash equivalents, marketable securities, future financing and future revenues. Based on its current expectations of sales and operating costs, the Company anticipates that it will be unable to maintain its currently planned operations through 2006. If future revenues are less than expected or if operating costs are greater than expected the Company will consume its capital resources significantly sooner than it expects. The Company is pursuing a number of alternatives to maximize stockholder value, including strategic transactions, collaborative partnerships and the licensing or sale of certain of its intellectual property. Licensing or collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain or all of its products or technologies. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise additional financial resources, the Company may be unable to continue as a going concern.

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

Net Loss Per Share

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss (numerator):
Net loss	$(716)	$(4,348)	$(7,428)	$(11,111)

Shares (denominator):
Weighted average shares outstanding	43,349	24,470	34,010	23,840

Net loss per share-basic and diluted	$(0.02)	$(0.18)	$(0.22)	$(0.47)

The following shares issuable through the Company’s Employee Stock Purchase Plan (ESPP), outstanding options, and warrants were excluded from the computation of diluted net loss per share as they all had an anti-dilutive effect:

	September 30,
	2005	2004
Shares issuable through ESPP	10	59
Shares issuable upon exercise of stock options	4,343	3,634
Shares issuable upon exercise of warrants	11,453	1,475

Total	15,806	5,168

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(716)	$(4,348)	$(7,428)	$(11,111)
Add: Stock-based employee compensation expense in reported net income	—	—	—	4
Deduct : Total stock-based employee compensation expense determined under fair value based for all awards	(203)	(166)	(614)	(488)

Net loss - FAS 123 adjusted	$(919)	$(4,514)	$(8,042)	$(11,595)

Net loss per share - as reported basic and diluted	$(0.02)	$(0.18)	$(0.22)	$(0.47)

Net loss per share - FAS 123 adjusted basic and diluted	$(0.02)	$(0.18)	$(0.24)	$(0.49)

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

Changes in product warranty obligations, including separately priced extended warranty obligations, for the nine months ended September 30, 2005 and 2004 are as follows:

	For the Nine Months Ended September 30,
	2005	2004
Balance as of the beginning of the period	$83	$58
Add: Accruals for warranties issued	19	31
Less: Settlements made	(5)	(1)
Revenue recognized under separately priced extended warranty obligations	(6)	(9)

Balance as of the end of the period	$91	$79

NOTE 2. Issuance of Common Stock and Warrants

On April 8 and June 3, 2005, the Company completed the private placement of common stock and warrants with a group of institutional investors and raised approximately $12.0 million in gross proceeds. Net proceeds after offering costs and expenses were approximately $11.0 million. The Company paid to the parties that acted as its agents in connection with this private placement fees of $859,000 in cash and issued warrants to purchase 553,352 shares of its common stock as additional consideration. The terms of these warrants are identical to those issued to the investors. The transaction was completed in two closings, and involved the sale of an aggregate of 18,445,078 newly issued shares of the Company’s common stock at a price of $0.65 per share and warrants to purchase an aggregate of 9,222,539 shares of common stock with an exercise price of $1.00 per share. In the first closing, the Company issued 4,962,614 shares of common stock and warrants to purchase 2,481,298 shares of common stock, for gross proceeds to the Company of approximately $3.2 million. The aggregate fair value of the warrants on the date of issuance was approximately $1.4 million. In the second closing, the Company issued 13,482,464 shares of common stock and warrants to purchase 6,741,241 shares of common stock, for gross proceeds to the Company of approximately $8.8 million. The aggregate fair value of the warrants on the date of issuance was approximately $3.3 million. The common stock warrants have a five-year term and become exercisable on October 8, 2005 and December 3, 2005, respectively. In addition, as detailed in the common stock purchase warrant agreement, the warrants include a provision whereby the Company could be required to repurchase these warrants upon the occurrence of certain “Fundamental Transactions” defined in the agreement. If the Fundamental Transaction is consummated by the Company after the second anniversary of the issuance of the warrants and the consideration received by the warrant holder is less than 30% in excess of the warrant’s exercise price, the Company (or the Company’s successor) must purchase the warrant from a holder. The purchase price of the warrant will be equal to the Black-Scholes value of the unexercised portion of the warrant as of the date the request to purchase is made. As a result, the aggregate fair value of the warrants of $1.4 and $3.3 million was recorded as a liability with the remaining net proceeds of $6.3 million recorded as equity in the accompanying condensed consolidated balance sheet. The warrants were valued on April 8, and June 3, 2005 using the Black-Scholes model with the following assumptions: 5 year expected life, risk free interest rate of 4.08% and 3.72%, respectively, dividend yield of zero and a volatility of 100%.

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

NOTE 3. Inventories

	September 30, 2005	December 31, 2004
Inventories:
Raw materials	$720	$563
Work-in-process	60	13
Finished goods	524	201

	$1,304	$777

NOTE 4. Non-Employee Stock Compensation

Stock-based compensation (benefit) expense included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Research and development	$—	$—	$—	$1
Clinical and regulatory	(5)	(8)	(18)	9
Sales and marketing	(1)	(3)	(4)	5

	$(6)	$(11)	$(22)	$15

NOTE 5. Contingencies

The Company is involved in routine legal and administrative proceedings that arise from the normal conduct of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the financial results or condition of the Company.

In April 2003, a civil action was filed against the Company in United States District Court for the Northern District of California by Federal Insurance Corporation, the Company’s insurance carrier, for rescission, reformation, and restitution in connection with the Company’s liability insurance policy. The Company settled this litigation during the quarter ended September 30, 2005 for approximately $50,000, a partial return to the Company of its insurance premiums.

NOTE 6. Subsequent Events

On October 31, 2005, the Company entered into a Contract Manufacturing Agreement with Life Science Outsourcing, Inc. No material relationship existed between the Company or its affiliates and Life Science Outsourcing prior to the execution of the Agreement. Pursuant to the Agreement, the Company will be outsourcing the manufacturing of its disposable products. Future payments to be made by the Company to Life Science Outsourcing will depend on the number of orders placed by the Company. The Agreement has a term of one year and will be renewed on an annual basis unless otherwise mutually agreed by both parties.

In connection with the execution of the Contract Manufacturing Agreement to outsource the manufacturing of its disposable products, the Company announced an initiative to reduce employee headcount on November 1, 2005. Under that initiative, the Company anticipates reducing its employee headcount by 38 during fourth quarter of fiscal 2005, which would bring its headcount from 71 to 33 employees.

The Company estimates that total expenses to be incurred in connection with the initiative will be approximately $475,000 to $500,000. These expenses include approximately $215,000 for severance and approximately $260,000 to $285,000 for transition costs of the manufacturing from Fremont, California to Brea, California including freight, calibration costs, regulatory costs, pilot lots and training and travel associated therewith. Most of these expenses will be incurred in the fourth quarter of 2005 with between $25,000 and $35,000 in the first quarter of 2006.

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

Company Profile

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

We commercially launched the Stretta System in May 2000. As of September 30, 2005, we have sold over 350 control modules and approximately 9,000 patients have been treated with the Stretta Procedure.

Our second product, the Secca® System , is a radiofrequency energy-based system for the treatment of bowel incontinence (referred to as “Fecal incontinence”). Bowel incontinence is caused by damage to the anal sphincter due to childbirth, surgery, neurological disease, injury or age, and affects up to 16 million adults in the United States. Using the Secca System, physicians deliver radiofrequency energy to the anal sphincter muscle in the anal canal. Clinical studies have shown a reduction in bowel incontinence symptoms and improvement in general quality of life. In March 2002, we received 510(k) clearance from the FDA to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. We undertook a limited test launch of Secca in June 2002, and fully launched the product commercially in May 2003.

We have a direct sales force to market and sell our products in the United States. We market the Stretta System, as an alternative to anti-reflux surgery, primarily to general surgeons and gastroenterologists. In the United States, we estimate that there are approximately 4,500 general surgeons and 7,000 gastroenterologists who actively perform endoscopy. We market the Secca System primarily to colon and rectal surgeons and to those general surgeons who perform colorectal surgery. We estimate that there are approximately 1,200 colon and rectal surgeons and up to 3,000 general surgeons that routinely perform colorectal surgery in the United States.

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

Trends

We believe that the slow adoption of our products has been accounted for specifically by the lack of economic benefit to physician users caused by unfavorable reimbursement rates and coverage and the lack of patient pressure on physicians due to lack of patient knowledge of the availability of both procedures. We believe this is largely caused by our lack of resources devoted to direct-to-patient advertising. The outsourcing of the assembly of our disposables is intended to reduce our cost of product by eliminating production overhead. Although by doing this, we lose potential cost advantages if sales start to grow significantly, outsourcing now will reduce our cost structure and our cash burn. We believe that if we can maintain sales at the average of just over $1 million per quarter our net cash burn can be materially reduced.

RESULTS OF OPERATIONS

Periods of three and nine months ended September 30, 2005 and 2004.

Revenues

Our revenues are comprised of sales of our Stretta and Secca generators and disposable devices. Revenues for the quarter ended September 30, 2005 were $745,000, compared to $862,000 for the same quarter in 2004. The decrease compared to 2004 was due primarily to a decrease in sales of our Stretta System products of $81,000 and Secca System products of $29,000. Stretta System products accounted for $444,000, or 61%, and Secca System products accounted for $287,000, or 39%, of the quarter’s revenues. In the third quarter of 2004, Stretta System products accounted for $525,000, or 62%, and Secca System products were $316,000, or 38%, of the quarter’s revenues. The Stretta Control Modules and Catheters accounted for $191,000, or 43%, and $231,000, or 52%, respectively, of the Stretta System product sales for the quarter ended September 30, 2005, compared to $154,000, or 29%, and $346,000, or 66%, respectively, for the same period in 2004. The Secca Control Modules and Handpieces accounted for $101,000, or 35%, and $173,000, or 60%, respectively, of the Secca System product sales for the quarter ended September 30, 2005, compared to $131,000, or 42%, and $169,000, or 53%, respectively, for the same period in 2004. International sales accounted for $143,000 in the quarter ended September 30, 2005, compared to $28,000 in the same quarter of 2004.

Revenues for the nine months ended September 30, 2005 were $2,754,000, compared to $2,699,000 for the same period in 2004. The increase compared to 2004 was due primarily to increased sales of Secca system products of $682,000, partially offset by a decline in Stretta System products of $618,000. Stretta System products accounted for $1,505,000, or 56%, and Secca System products $1,196,000, or 44% of the revenues for the nine months ended September 30, 2005, as compared to $2,123,000, or 81% and $514,000, or 19%, respectively, for the same period in 2004. The Stretta Control Modules and Catheters accounted for $481,000, or 32%, and $944,000, or 63%, respectively, of the Stretta System product sales for the nine months ended September 30, 2005, compared to $870,000, or 41%, and $1,159,000, or 55%, respectively, for the same period in 2004. The Secca Control Modules and Handpieces accounted for $387,000, or 32%, and $757,000, or 63%, respectively, of the Secca System product sales for the nine months ended September 30, 2005, compared to $168,000, or 33%, and $326,000, or 63%, respectively, for the same period in 2004. International sales accounted for $424,000 in the nine months ended September 30, 2005, compared to $57,000 in the same period of 2004.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and disposable devices. Cost of goods sold was $842,000 or 113% of product sales revenue in the quarter ended September 30, 2005, compared to $1,036,000 or 120% of product sales revenue for the same period in 2004. For the nine months ended September 30, 2005, cost of goods sold was $2,837,000 or 103% of product sales revenue compared to $3,168,000 or 117% of product sales revenue for the same period in 2004.

Research and development expenses

Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Research and development expenses were $312,000 for the three months ended September 30, 2005, a decrease of $118,000 or 27% over research and development expenses of $430,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, research and development expenses were $906,000, a decrease of $454,000 or 33% over research and development expenses of $1,360,000 for the same period in 2004. The decrease in spending for the three and nine months ended September 30, 2005 compared to the same periods of 2004 was due primarily to the reduced headcount in our research and development department as we implemented cost reduction measures in September 2004.

Clinical and regulatory expenses

Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to regulatory agencies. Clinical and regulatory expenses were $212,000 for the three months ended September 30, 2005, a decrease of $10,000 or 5% over clinical and regulatory expenses of $222,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, clinical and regulatory expenses were $ 732,000, a decrease of $125,000 or 15% over clinical and regulatory expenses of $857,000 for the same period in 2004. Reduced clinical trial activity was the main reason of reduction of expenses.

Sales and marketing expenses

Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses for the three months ended September 30, 2005 were $1,608,000, a decrease of $228,000 or 12% over sales and marketing expenses of $1,836,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, sales and marketing expenses were $5,902,000, a decrease of $12,000 or 0.2% over sales and marketing expenses of $5,914,000 for the same period in 2004.

General and administrative expenses

General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. General and administrative expenses for the three months ended September 30, 2005 were $898,000, a decrease of $1,111,000 or 55% over general and administrative expenses of $2,009,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, general and administrative expenses were $2,766,000, a decrease of $1,256,000 or 31% over general and administrative expenses of $4,022,000 for the same period in 2004. This decrease in general and administrative expenses for the three and nine months ended September 30, 2005 compared to the same periods of 2004 was primarily due to the cost associated with the Audit Committee investigations amounting to $1,100,000.

Interest Income, net

During the quarter ended September 30, 2005, compared to the quarter ended September 30, 2004, net interest income increased by $32,000. For the nine months ended September 30, 2005 and 2004, net interest income was $112,000, due to a decrease in the nine-month total average cash and investment balance of approximately $3.8 million and an increase in investment yields from approximately 1.3% to 3.6%. Interest expense was not material for any period presented.

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

The following table shows the changes to the fair value of the warrant obligations recorded as a non-operating (income) expense through the statement of operations for the three and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Warrant issue dates	2005	2004	2005	2004
June 3, 2005	$(1,678)	$—	$(1,582)	$—
April 8, 2005	(614)	—	(803)	—
February 6, 2004	(59)	(297)	(457)	(1,419)

	$(2,351)	$(297)	$(2,842)	$(1,419)

LIQUIDITY AND CAPITAL RESOURCES

We have been financing our operations primarily through our cash and cash equivalents, revenues, marketable securities, and financing activities. We have incurred net losses since inception and expect to continue to do so for the next several years.

As of September 30, 2005, we had cash and cash equivalents on hand of $6.5 million and working capital of $7.5 million. We intend to finance our operations primarily through cash and cash equivalents, marketable securities, future financing and future revenues.

We have sustained operating losses and negative cash flows from operations and expect such losses to continue in the foreseeable future. We have been financing our operations primarily through our cash and cash equivalents, revenues, marketable securities, and financing activities. We intend to finance our operations primarily through our cash and cash equivalents, marketable securities, future financing and future revenues. Based on our current expectations of sales and operating costs, we anticipate that we will be unable to maintain our currently planned operations through 2006. If future revenues are less than expected or if operating costs are greater than expected we will consume our capital resources significantly sooner than we expect. We are pursuing a number of alternatives to maximize stockholder value, including strategic transactions, collaborative partnerships and the licensing or sale of certain of our intellectual property. Licensing or collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain or all of our products or technologies. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to raise additional financial resources, we may be unable to continue as a going concern.

Net cash used in operating activities during the nine months ended September 30, 2005 was $10.5 million, resulting primarily from the net loss for the period of $7.4 million, increased by the $2.8 million non-cash gain resulting from the decrease in warrant liability, and increase in inventories offset by net decrease in accounts receivable, prepaid and other current assets and accrued liabilities. For the nine months ended September 30, 2004, net cash used in operating activities was $12.5 million, resulting primarily from the net loss for the period of $11.1 million, increased by the $1.4 million non-cash gain resulting from the decrease in warrant liability, $1.25 million payment to settle legal liability reserve and increases in prepaid and other current assets, inventories and accrued liabilities partially offset by decrease in accounts receivable.

For the nine months ended September 30, 2005, net cash provided by investing activities was $0.8 million consisting primarily of net proceeds from purchases and maturities of marketable securities used to fund operations. As of September 30, 2005, we had no material commitments for capital expenditures. For the nine months ended September 30, 2004, net cash used in investing activities was $3.2 million, which consisted primarily of net purchases and maturities of marketable securities, as we invested the cash received from our private placement financings in February 2004, partially offset by $0.4 million of property and equipment acquisitions.

Cash provided by financing activities was $11.2 million in the nine months ended September 30, 2005, related to the private placement of common stock and common stock warrants to a group of institutional investors in the net amount of $11.0 million, in addition to $0.1 million from exercise of stock options and the Employee Stock Purchase Plan, and net cash provided by financing of business insurance in the amount of $0.2 million. For the same period in 2004, cash provided by financing activities was $13.1 million, related to the private placement of common stock and warrants to a group of institutional investors in the net amount of $12.6 million, in addition to $0.2 million from exercise of stock options and the Employee Stock Purchase Plan, and net cash provided by financing of business insurance in the amount of $0.2 million.

Contractual Obligations

The following table sets forth our contractual obligations at September 30, 2005 and the years in which such obligations are expected to be settled.

	2005	2006	2007	Total
Future minimum lease commitments	$101	$338	$13	$452
Inventory purchase commitments	399	—	—	399

	$500	$338	$13	$851

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

Factors That May Affect Future Results

We have recently undergone a restructuring, which could adversely impact our business.

In order to reduce our operating costs, we have recently implemented a restructuring initiative primarily to implement the outsourcing of our disposable component manufacturing. This resulted in a significant reduction in employee headcount from 71 to 33. We entered into a contract for the outsourced manufacturing with Life Science Outsourcing. These actions significantly change our operations and could have adverse results, including:

•	Potential customers may choose not to purchase our products due to concerns over the stability of our organization;

•	We may encounter difficulties in retaining key employees; and

•	The reduction of our operating costs may not achieve the goal of producing materially stronger financial results then we have historically experienced.

We have outsourced the manufacturing of our disposable products to a single contract manufacturer, and if that manufacturer is unable or unwilling to produce our product requirements in quality and quantity to our satisfaction, our business will be harmed.

We now rely on a single contract manufacturer to manufacture our disposable products. We have no prior history with this supplier and cannot predict how well they will perform in meeting our quality and quantity requirements. We believe that this shift away from direct manufacturing will reduce our operating expenses, but unforeseeable difficulties in the outsourced manufacturing could negatively impact operating expense reduction expectations. Our reliance on this single contract manufacturer subjects us to a number of risks outside of our control that could impact our ability to meet demand for our disposable products and harm our business, including:

•	Inability of our contract manufacturer to manufacture the product at the quality and quantity levels we require;

•	Delays or interruption of production due to production problems; and

•	Unanticipated delays in delivery by our contract manufacturer due to changes in demand from us or their other customers.

We have yet to identify an alternate contract manufacturer to manufacture our disposable products. Identifying and qualifying additional or replacement contract manufacturers, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any interruption from our existing contract manufacturer would limit our ability to manufacture our disposable products and could therefore have a material adverse effect on our business, financial condition and results of operations.

During 2006, we may have to raise additional funds to continue operations as currently conducted, or sell the Company. The terms of either transaction may not be favorable to our stockholders.

We believe that unless revenues increase and operating costs are controlled, our existing capital resources will not enable us to maintain current and planned operations through 2006. We may have to raise additional funds through the issuance of equity or debt securities, or a combination thereof, in the public or private markets in order to continue operations, or sell the company. Additional financing and merger opportunities may not be available, or if available, may not be on favorable terms. The availability of financing or merger opportunities will depend, in part, on market conditions, which have been depressed as of late. Any future equity financing could result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products or license to third parties the rights to commercialize certain of our products or technologies that we would otherwise seek to commercialize. We may also reduce our marketing, customer support or other resources devoted to our products. Any of these options could reduce our sales growth and result in continued net losses.

We may never achieve or maintain significant revenues or profitability.

We have incurred losses every year since we began operations. In particular, we incurred net losses of $15.3 million in 2004, $15.6 million in 2003, and $15.4 million in 2002 and $7.4 million for the nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of approximately $102.0 million. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We have generated limited revenues, and it is possible that we will never generate significant revenues from product sales. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next several years and these losses may increase. It is possible that we will never achieve profitable operations.

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

We are not in compliance with the minimum bid price requirement of the Nasdaq SmallCap Market. We may consequently be delisted in the near future. This may adversely affect trading in our stock and our ability to raise capital.

We have failed to comply with the minimum $1.00 per share bid price requirement for continued listing on the Nasdaq SmallCap Market. Consequently, on or about November 14, 2005, the Nasdaq staff will either grant an additional 180 calendar day compliance period if it determines that we meet the initial listing criteria of the Nasdaq SmallCap Market except for the minimum bid price requirement, or it will provide notification that our stock will be delisted. Either event may result in substantial volatility in the trading of our stock.

If we receive an additional compliance period, we may be required to implement a reverse stock split. Our stockholders have authorized up to a 1-for-4 reverse stock split on our stock. While we have no immediate plans to implement a reverse stock split, we may be required to do so in the future to remain listed on the Nasdaq SmallCap Market. Should we implement a reverse stock split, the number of our shares being traded will be reduced and volatility in the trading of our stock may increase. Further, there are no assurances that a reverse stock split will ensure compliance with the minimum bid price requirement. There are also no assurances that our stock price after a reverse stock split will be above $1.00 per share at all (which would be the case if, prior to the split, our stock price is below $0.25 per share), nor that it will maintain a $1.00 per share price for at least ten consecutive trading days – the requirement to remedy the minimum bid price deficiency.

If we receive a notice of delisting, we may appeal the decision but there are no assurances that we will be successful in remaining listed. If we are ultimately delisted, trading in our common stock could be subject to the so-called “penny stock” rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in those securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market on our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. These rules could further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. If we are delisted from the Nasdaq SmallCap Market, our stock price is likely to decline significantly.

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

Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. Our primary competitors are large medical device manufacturers that manufacture instrumentation for anti-reflux surgery and C.R. Bard, and NDO Surgical, each of which manufactures an endoscopic sewing device for treating GERD. Other competitive devices may be developed.

Some of these competitors are larger companies that enjoy several competitive advantages over us, which may include:

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

We have limited sales and marketing resources. Currently we rely on a limited number of direct sales representatives for the sale of our products in the United States. We also deploy an indirect sales channel of a limited number of manufacturers representatives firms who we use to cover, in general, less populated areas of the United States. The success of this channel will depend upon a number of factors, many of which are beyond our control. These factors include, but are not limited to, the willingness of such representatives to prioritize the sale of our products and their effectiveness in such sales efforts.

There are significant risks involved in building and managing our sales force and marketing our products, including our:

•	Inability to gain market acceptance of our products and technology;

•	Inability to hire a sufficient number of qualified sales people with the skills and understanding to sell the Stretta and Secca Systems effectively;

•	Failure to adequately train our sales force in the use and benefits of our products, making them less effective promoters; and

•	Failure to accurately price our products as attractive alternatives to conventional treatments.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In April 2003, a civil action was filed against us in United States District Court for the Northern District of California by Federal Insurance Corporation, our insurance carrier, for rescission, reformation, and restitution in connection with the our liability insurance policy. This litigation was settled during the quarter ended September 30, 2005 for approximately $50,000, a partial return to us of our insurance premiums.

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

CURON MEDICAL, INC. (Registrant)

Date: November 10, 2005	By:	/s/ LARRY C. HEATON II
Larry C. Heaton II President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)