Form 10-K
period 2005-12-31
CURON MEDICAL INC
filed 2006-03-30
CIK 1114365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2005 (which is the last business day of Registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $10.8 million.

The number of shares of Common Stock outstanding as of March 24, 2006: 43,351,027 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

CURON MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. These statements include, but are not limited to, those relating to our beliefs and expectations regarding our expenses and our operating results, the mix of our sales and revenues derived from generators and handpieces, our beliefs and expectations regarding our future growth, our beliefs concerning our cash position and our anticipated cash needs; and the timing and extent of any reimbursement approval. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth throughout this Report and, specifically, those contained in “Risk Factors,” commencing on page 15, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution the reader not to place undue reliance on these forward- looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Item 1.     Business

Company Overview

Curon Medical, Inc. was incorporated in the State of Delaware in May 1997 as Conway-Stuart Medical Inc. and changed its name to Curon Medical Inc., in March 2000. We develop, manufacture and market innovative proprietary products for the treatment of gastrointestinal disorders. Our products consist of radiofrequency generators and single-use disposable devices.

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

We commercially launched the Stretta System in May 2000. As of December 31, 2005, we have sold 348 control modules and estimate that, based on the quantity of catheters both sold and used in our clinical trials, some 9,000 patients have been treated with the Stretta Procedure.

Our second product, the Secca® System, is a radiofrequency energy-based system for the treatment of bowel incontinence (formerly and clinically referred to as “Fecal incontinence”). Bowel incontinence is caused by damage to the anal sphincter from childbirth, surgery, neurological disease, injury or age, and affects up to 16 million adults in the United States. Using the Secca System, physicians deliver radiofrequency energy to the sphincter muscle in the anal canal. Clinical studies have shown a reduction in bowel incontinence symptoms and improvement in general quality of life. In March 2002, we received 510(k) clearance from the FDA to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback and who are not candidates for or amenable to surgery. We undertook a limited test launch of Secca in June 2002, and fully launched the product commercially in May 2003. As of December 31, 2005, we have sold 55 control modules and estimate that, based on the quantity of handpieces both sold and used in our clinical trials, some 1,300 patients have been treated with the Secca Procedure.

We have a direct sales force to market and sell our products in the United States. We market the Stretta System as an alternative to anti-reflux surgery, primarily to high volume general surgeons and gastroenterologists. In the United States, we estimate that there are approximately 4,500 general surgeons and 7,000 gastroenterologists who actively perform endoscopy. We market the Secca System primarily to colon and rectal surgeons and to those general surgeons who perform colorectal surgery. We estimate that there are approximately 1,200 colon and rectal surgeons and up to 3,000 general surgeons that routinely perform colorectal surgery in the United States.

Our Stretta System has also received regulatory approval in the European Union under their Medical Device Directive, or MDD, from the Therapeutic Goods Administration in Australia and the Canadian Standards Administration in Canada. We incorporated a subsidiary in Belgium in November 2000 to manage distribution and provide training in Europe, the Middle East and Africa. We have entered into international distribution agreements in the following countries presented in alphabetical order, all of which cover the sale of both Stretta and Secca products: Argentina, Austria, Belgium, Brazil, China (PRC), China (Republic of), China (Hong Kong), Costa Rica, Denmark, Egypt, Finland, France, Germany, Greece, India, Indonesia, Ireland, Israel, Italy, Malaysia, The Netherlands, Norway, Philippines, Poland, Portugal, Singapore, South Africa, Saudi Arabia, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, United Kingdom, Vietnam, Some agreements cover more than one country. From time to time national distributors are replaced or terminated and there may be times when we may have no representation in one or more of the above countries. Regulatory controls in certain countries prevent sales being made until the distributor completes the approval process. We are organized into a single reportable segment consisting of the development, manufacture, marketing and sale of proprietary products for the treatment of gastrointestinal disorders. We use one measure of profitability and do not disaggregate our business for internal reporting. In the United States, the Center for Medicare and Medicaid Studies, CMS, has issued our Stretta procedure both APC and CPT1 codes and our Secca procedure an APC code. We believe that a Level I CPT code for the Secca procedure will be effective either from January 1, 2007, or January 1, 2008 depending upon the timing of meeting of the necessary pre-conditions. Reimbursement for our international business varies by country.

Business Strategy

Our strategy is to establish our Stretta and Secca Systems as standard treatment options for patients with GERD and bowel incontinence, respectively. We believe that our products offer substantial improvements over the current treatment options in the care of patients with these disorders.

The typical Stretta patient has not achieved adequate symptom control on, or is intolerant of, escalated medical therapy, or does not wish to continue indefinite anti-secretory medication use. Until recently, the only option for these patients has been a surgical anti-reflux procedure. We believe that the Stretta System offers several significant benefits over anti-reflux surgery, that it is most commonly an outpatient procedure rather than inpatient surgery, that it is typically performed under conscious sedation rather than general anesthesia, and that it has a lower incidence of side effects and complications. Patients also return to normal activities faster after the Stretta procedure than after anti-reflux surgery. Due to these features, the Stretta procedure is significantly less expensive than anti-reflux surgery, and thus insurance companies may benefit through cost savings.

The Secca procedure offers a treatment option for patients with bowel incontinence who have failed more conservative therapies such as diet modification and biofeedback. Currently, bowel incontinence patients have few treatment options. These options include fiber therapy, anti-diarrheal medications, biofeedback therapy, and major surgery, which may involve reconstruction of the sphincter muscle or implantation of a continence device. These therapies have, at best, only modest effectiveness, and we believe that there is a need for a minimally invasive treatment option that may be offered to patients as an alternative to major surgery. We believe that the Secca procedure has several significant benefits over surgery, including that it is most commonly an outpatient procedure rather than inpatient surgery, that it is typically performed under conscious sedation rather than general anesthesia, and that it has a lower incidence of side effects and complications. Recovery after incontinence surgery may take several months, whereas patients who have the Secca procedure may usually return to their normal daily activities the following day.

We have established both a direct and indirect sales and distribution network in the United States to target the approximately 4,000 hospital endoscopy suites and approximately 4,000 ambulatory treatment centers. We currently have eight direct sales territories, a domestic sales manager, and a vice president of sales and marketing. In addition, we have an indirect sales channel comprised of 10 Manufacturer Representative firms, with 26 salespeople to sell and market our products, on a part time basis, across the United States. We may hire additional salespeople or enter new distributor relationships to increase market penetration of our products, both domestically and internationally.

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

Research and Development

Our research and development activities are conducted internally by a research and development staff and are focused on continuing improvements to design changes of existing product alternatives and product accessories. In addition to working on new products, our research and development organization is improving products and developing fixtures that are designed to reduce the time to manufacture, improve quality and reduce cost of products. Our research and development expenditures were $1.3 million in 2005, $1.7 million in 2004 and $1.8 million in 2003.

Manufacturing

On October 31, 2005, we entered into an outsourced contract manufacturing agreement with Life Science Outsourcing, Inc., or LSO. Under the Agreement, we outsource the manufacturing of our disposable products to LSO. The Agreement has a term of one year and will be renewed on an annual basis unless otherwise mutually agreed by both parties. We manufacture, assemble and test the Curon Control Module in-house.

We purchase materials and components from qualified suppliers that are subject to stringent quality specifications. We conduct quality audits of our key suppliers on scheduled intervals. Most purchased components and services are available from more than one supplier. For the few components for which relatively few alternate supply sources exist, we have identified back-up suppliers. The qualification of these back-up suppliers may require regulatory approval, which may or may not be available on a timely basis or at all.

Currently, only one supply source exists for the peristaltic pump. Our supplier in accordance with our specifications manufactures this pump. We have contracted with this supplier for ongoing supply, but we would need additional time to locate and qualify a new pump supplier should our current supplier fail to fulfill our needs. If a new pump is incorporated into the Control Module, then the Control Module may require regulatory clearance under the FDA’s 510(k) process, which could take several months or more. Also, a computer chip in the Control Module is no longer manufactured. We have purchased an inventory of these chips sufficient to meet our projected manufacturing needs in conjunction with completed for at least the next 12 months and have developed a revision to our current generator that has incorporated an updated version of this chip with a planned release within the year.

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

As of December 31, 2005, we had 40 issued or allowed U.S. patents and 28 pending U.S. patent applications. We intend to continue to file for patents for our technologies to strengthen our position. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require employees, consultants and advisors who work on our products to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Certain aspects of our products incorporate technology subject to patents that we have licensed from others. As of December 31, 2005, we had licensed in 17 issued and allowed U.S. patents and 2 pending U.S. patent applications. We have a license with Gyrus Group PLC (formerly, Somnus Medical Technologies, Inc.) for their generator technology. The non-exclusive license gives us the right to manufacture, have manufactured, use, offer to sell, sell and import Gyrus’ radiofrequency generator technology for use in the treatment of GERD and other medical disorders of the digestive tract. The license expires on October 6, 2017. During the term of the license, we are obligated to pay a royalty to Gyrus for our sale of generators that incorporate the licensed technology. We have also licensed patented technology from the University of Kansas Medical Research Institute relating to applying radiofrequency energy to tissue. This is an exclusive, worldwide and royalty-bearing license allowing us to incorporate the patented technology in our products to treat medical disorders throughout the gastrointestinal tract. The license expires on September 17, 2013 and may be terminated earlier for breach. We have also licensed other patents that we believe may apply to our current business or that we may incorporate into future products. We intend to continue to license technologies to strengthen our competitive position.

On March 16, 2006, we entered into an assignment and license agreement with BÂRRX Medical, Inc. of Sunnyvale, California. Pursuant to the terms of the agreement, we granted BÂRRX an assignment of United

States Patent No. 6,872,206 and a worldwide, exclusive license of certain patents pertaining to methods and/or apparatuses, including ablation devices, sizing balloons and generators, for the BÂRRX field of use, primarily the treatment of Barrett’s esophagus. In exchange for the agreement, we received $2.0 million in cash and a $1.0 million note payable upon the earlier of BÂRRX’s next equity financing or by December 31, 2006.

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

Competition

Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. Our primary competitors are large medical device manufacturers such as Ethicon Endo Surgery and United States Surgical, manufacturers of instrumentation for anti-reflux surgery and NDO Surgical, which manufactures an endoscopic sewing device for treating GERD. Other competitive devices may be developed.

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

We do not feel that we compete with large pharmaceutical companies, such as AstraZeneca, Takeda Abbott Pharmaceutical, Wyeth Laboratories and Eisai, because candidate patients for Stretta are primarily intolerant to drug therapy or have failed, or only partially responded to, drug therapy. However, these companies have an established relationship with the gastroenterology community and generate over $10 billion in annual U.S. revenues from the proton pump inhibitor drug class. We could be adversely affected if one or more pharmaceutical companies elects to market aggressively against our product, or if a new, more effective, pharmaceutical product is developed. Further, less expensive generic drugs have been introduced to treat GERD as AstraZeneca’s patent for Prilosec, the leading prescription medication for the treatment of GERD, expired in 2001. Prilosec, formerly a prescription medication, is now available over the counter.

In the bowel incontinence market, we consider our primary competitors to be American Medical Systems, who received FDA clearance in December 2001 to market its implanted Artificial Bowel Sphincter for the treatment of severe bowel incontinence, and Medtronic, which is developing an implantable sacral nerve stimulation device for treatment of bowel incontinence. There are also a small number of companies pursuing injectable therapies for bowel incontinence.

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

Foreign regulation

Our products are also regulated as medical devices outside the United States by government agencies and are subject to registration requirements in many of the foreign countries in which we plan to sell our products. Our Stretta and Secca Systems carry a CE Mark, which is required for European product sales. The Stretta System carries a Therapeutic Goods Administration license, which is required for product sales in Australia, and a license issued by Health Canada, which allows commercialization in Canada. Our facility is subject to inspection by a TUV notified body for compliance with the quality system and other applicable regulations. Our facility has been audited and certified to be ISO9001/EN46001/ISO13485 compliant, which allows us to sell our products in Europe. We plan to seek approval to sell the Stretta and Secca Systems in additional foreign countries. The time and cost required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

Third Party Reimbursement

In the United States, health care providers generally rely on third-party payers, principally private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. Medicare reimburses hospital outpatient clinics on a prospectively determined fixed amount for the costs associated with an outpatient procedure. Individual outpatient procedures are assigned Ambulatory Payment Classification (APC) codes. Effective October 1, 2001, the Center for Medicare and Medicaid Services, CMS (formerly HCFA), designated a code for the Stretta System, which pays the hospital component of the procedure cost, including the cost of the disposable device. In 2003, CMS reassigned the Stretta procedure to a new APC, which maintained essentially the same payment rate of $1,850. In 2004, CMS announced a revision downwards of the APC value from $1,850 to $1,264.79. CMS published its April 2005 Hospital Outpatient Prospective Payment System update on March 18, 2005, in which they indicated that the previously published APC reimbursement rate for the Stretta procedure was incorrect. In its Addendum A published subsequently, the new national payment rate for the Stretta procedure is set at $1,335.65 retroactive to January 1, 2005. This translates to a range of actual reimbursement amounts, depending on the geographic adjustments, of between $977.43 and $2,583.55. Effective January 2006, the national payment rate was increased to $1,431.39, with a range of actual reimbursement amounts of between $1,047.49 and $2,768.74.

Effective January 1, 2004 the American Medical Association issued a Category III CPT code for the Stretta procedure. Effective January 1, 2005, the Stretta procedure was awarded a Level I CPT code by the AMA with a current associated national average payment of $291.59. CPT codes are used to specify the physician component of the procedure cost.

Effective July 1, 2004, CMS designated an APC code for the Secca System, which pays the hospital component of the procedure $1,750 including the cost of the disposable device. Private insurers set their own reimbursement levels that are typically higher than the Medicare level.

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

Employees

As of December 31, 2005, we employed 32 people worldwide, of which 2 are in Europe and 30 are in the U.S. which includes five employees in operations, one employee in research and development, 12 employees in sales and marketing, 9 employees in general and administrative, two employees in reimbursement and one employee in clinical and regulatory affairs. None of our employees are represented by a labor union, and we believe our employee relations are good.

Available Information

Our Web Site is http://www.curonmedical.com. We make available free of charge, on or through our Web Site, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission. Information contained on our Web Site is not a part of this report. We have adopted a code of ethics applicable to our principal executive, financial and accounting officers. We make available free of charge, on or through our Web Site’s investor relations page, our code of ethics.

The SEC maintains an Internet site at http://www.sec.gov that contains our reports, proxy and information statements. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.     Risk Factors

We have limited capital resources and we will need to raise additional funds if we want to continue our current level of operations, which we may not be able to do.

As of December 31, 2005, we had cash and cash equivalents on hand of $3.3 million and working capital of $4.1 million. To continue operations, we must raise additional funds through the issuance of equity or debt securities in the public or private markets, or sell certain of our assets. No assurance can be given that we will be successful in obtaining funds from any of these transactions on acceptable terms, if at all, or if secured, that such funding would be sufficient to continue our operations. Any future equity financing could result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. In the absence of funding, we will be required to scale back or terminate operations. We believe that our cash balances will not be sufficient to fund planned expenditures in the third quarter of 2006. This raises substantial doubt about our ability to continue as a going concern.

We are not in compliance with the minimum bid price requirement of the Nasdaq Capital Market. We may consequently be delisted in the near future. This may adversely affect trading in our stock and our ability to raise capital.

We have failed to comply with the minimum $1.00 per share bid price requirement for continued listing. The Nasdaq staff has notified us that we have until May 11, 2006 to demonstrate compliance with the minimum bid price requirement, or the Nasdaq staff will provide notification that our stock will be delisted.

To achieve compliance with the minimum bid price requirement, our stockholders have authorized up to a 1-for-4 reverse stock split on our stock. Should we implement a reverse stock split, the number of our shares being traded will be reduced and volatility in the trading of our stock may increase. Further, there are no assurances that a reverse stock split will ensure compliance with the minimum bid price requirement. There are also no assurances that our stock price after a reverse stock split will be above $1.00 per share at all (which would be the case if, prior to the split, our stock price is below $0.25 per share), nor that it will maintain a $1.00 per share price for at least ten consecutive trading days—the requirement to remedy the minimum bid price deficiency. To achieve compliance with the stockholders’ equity requirement, we must either raise additional funds through the issuance of equity or debt securities in the public or private markets, sell certain of our assets, or otherwise increase stockholders’ equity through operations.

If we receive a notice of delisting, we may appeal the decision but there are no assurances that we will be successful in remaining listed. If we are ultimately delisted, trading in our common stock could be subject to the so-called “penny stock” rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in those securities. Consequently, removal from the Nasdaq Capital Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market on our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. These rules could further limit the market liquidity of our common stock. If we are delisted from the Nasdaq Capital Market, our stock price is likely to decline significantly.

If we fail to comply with Nasdaq’s stockholders’ equity requirement, our stock will be subject to delisting.

We have recently failed to comply with the minimum $2.5 million stockholders’ equity requirement of the Nasdaq Capital Market. Due to this deficiency, the Nasdaq staff notified us that it was reviewing our eligibility for continued listing on the Nasdaq Capital Market. To remedy this deficiency, we sold certain of our unutilized intellectual property assets for $3 million to increase our stockholders’ equity. While we believe that our actions were sufficient to remedy our deficiency, there are no assurances that our stockholders’ equity will remain above Nasdaq’s $2.5 million minimum. If we continue to operate our business in the same manner as we had done prior to our sale of assets, we will either have to raise our stockholders equity, for example, by selling more assets or equity, or we will fall below Nasdaq’s requirement and our stock will once again be subject to delisting. Furthermore, if we fail to comply with this requirement upon the filing of our Form 10-Q for the quarter ending March 31, 2006, our stock will be immediately delisted.

We may never achieve or maintain significant revenues or profitability.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. In particular, we incurred net losses of $11.0 million in 2005, $15.3 million in 2004, and $15.6 million in 2003. As of December 31, 2005, we had an accumulated deficit of approximately $105.6 million. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We have generated limited revenues, and it is possible that we will never generate significant revenue from product sales. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next several years and these losses may increase. It is possible that we will never achieve profitable operations.

We have recently undergone a restructuring, which could adversely impact our business.

In order to reduce our operating costs, we have recently implemented a restructuring initiative primarily to implement the outsourcing of our disposable component manufacturing. This resulted in a significant reduction in employee headcount from 71 to 32. We entered into a contract for the outsourced manufacturing of our disposable products. These actions significantly change our operations and could have adverse results, including:

•	Potential customers may choose not to purchase our products due to concerns over the stability of our organization;

•	We may encounter difficulties in retaining key employees; and

•	The reduction of our operating costs may not achieve the goal of producing materially stronger financial results than we have historically experienced.

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

We restated our financial results for the quarter ended March 31, 2004 to reflect adjustments to our previously reported financial information. The restatements arose, in part, out of an internal investigation by the Audit Committee. As a result of the investigation, management and the Audit Committee determined that certain sales employees had improperly offered rights of return and exchange in violation of our revenue recognition policy, and a manufacturer’s representative had not actually made sales that it had reported to us. As a result of this investigation, we were also unable to timely file the Form 10-Q for the quarter ended June 30, 2004. In connection with the restatement of our financial results for the quarter ended March 31, 2004, our independent registered public accounting firm identified material weaknesses in our internal controls and procedures.

Our Audit Committee, with the assistance of independent legal and accounting advisors, evaluated the effectiveness of our disclosure controls and procedures. As a result of this evaluation, our Board of Directors directed management to implement and management implemented additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately. These measures include the adoption of a Disclosure Committee Charter, the adoption of a written revenue recognition policy, further controls on shipment of products for revenue transactions, and additional training of our sales and marketing staff to minimize the risk of revenue recognition errors. Given the additional measures adopted by us, we believe that our disclosure controls and procedures are now effectively designed to ensure that information we are required to disclose in reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, the effectiveness of our controls and procedures are still limited by a variety of factors including:

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

If health care providers are not adequately reimbursed for the procedures, in which our products are used, or for the products themselves, we may never achieve significant revenues.

Our physician customers continue to encounter difficulties in readily obtaining reimbursement for the Stretta procedure on a case-by-case basis, and this continues to impact our ability to generate revenue. We have not been successful at addressing these difficulties with our strategies of pursuing state-by-state and also selected national reimbursement coverage, focusing on promoting repeat catheter sales and incorporating technical improvements to our systems to reduce treatment times.

Physicians, hospitals and other health care providers are unlikely to purchase our products if they are not adequately reimbursed for the Stretta procedure or the products. For 2006, the new national payment rate for the Stretta procedure is set at $1,431.39. This translates to a range of actual reimbursement amounts, depending on the geographic adjustments, of between $1,047.49 and $2,768.74. Even with this amount it may still be difficult to convince hospitals and other health care providers to offer the Stretta procedure to their patients. Some private payers may refuse adequate reimbursement even though significant peer-reviewed data has been published. If users of our products cannot obtain sufficient reimbursement from health care payers for the Stretta procedure or the Stretta System disposables, then it is unlikely that our products will ever achieve increased market acceptance.

Although the Secca procedure has been awarded an APC code by the CMS, it has not received a CPT code and there is little data yet regarding the willingness of third-party health care payers to reimburse the costs of the procedure. While we believe that a Level 1CPT code will be issued for the Secca procedure effective either from January 1, 2007, or January 1, 2008, depending upon the timing of meeting of the necessary pre-conditions we cannot assure you that the procedure will ever be reimbursed, or that in the event there is reimbursement, that such reimbursement will be adequate. Failure to achieve adequate reimbursement may have a serious negative effect on our ability to grow our revenues.

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

To achieve increasing sales, our products must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. Our products represent a significant departure from conventional treatment methods. We believe that physicians will not increase rates of adoption of our systems unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that our systems provide an effective and attractive alternative to conventional means of treatment. Currently, there are over 30 peer-reviewed journal articles on the Stretta procedure, including the results of our Stretta randomized trial, and six peer-reviewed journal articles on the Secca procedure. Some physicians also may be slow to adopt our products because of perceived liability risks and inadequacy of third-party reimbursement. Future adverse events or recalls could also impact future acceptance rates. Additionally, some of our customers and potential customers also find the 30-45 minutes necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. If we cannot achieve increasing physician adoption rates of our products, we may never achieve significant revenues or profitability.

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

Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. Our primary competitors are large medical device manufacturers such as Ethicon Endo Surgery and United States Surgical, manufacturers of instrumentation for anti-reflux surgery and NDO Surgical, which manufactures an endoscopic sewing device for treating GERD. Other competitive devices may be developed.

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

To date we have international distribution agreements for various countries around the world. While we have obtained regulatory clearance to market the Stretta and Secca Systems in some of the countries, or others regulatory approval is pending. We cannot assure you that we will be able to obtain or maintain such approvals. Furthermore, although contracts already signed with European distributors specify payment in U.S. dollars, future international sales may be made in currencies other than the U.S. dollar. As a result, currency fluctuations may impact the demand for our products in countries where the U.S. dollar has increased compared to the local currency. Engaging in international business involves the following additional risks:

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We are headquartered in Fremont, California, where we lease one building with approximately 35,000 square feet of office, research and development, and manufacturing space under leases expiring October 31, 2006. We believe that the facility is suitable and adequate for our current and future needs for the foreseeable future. We are currently utilizing approximately 54% of the facility’s total space.

Item 3.     Legal Proceedings

In February 2006, we filed suit against Woodruff-Sawyer & Co., our former insurance broker, seeking compensatory damages arising out of its failure to obtain adequate and reasonable insurance coverage for us, failure to properly advise us in securing adequate insurance coverage and failure to tender a claim to the appropriate insurance company. The case is currently pending in the Superior Court of the State of California in San Francisco County.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades under the symbol CURN. As of December 9, 2002, our Common Stock has been quoted on the NASDAQ Capital Market. Until that date, our Common Stock had been quoted on the NASDAQ National Market since our initial public offering on September 22, 2000. The following table shows the high and low sales prices for our Common Stock for the periods indicated, as reported on the NASDAQ Capital Market.

	Common Stock Price
	High	Low
Year Ended December 31, 2004
First Quarter	$5.44	$2.32
Second Quarter	$2.95	$1.43
Third Quarter	$1.57	$0.76
Fourth Quarter	$1.84	$0.90
Year Ended December 31, 2005
First Quarter	$2.02	$0.95
Second Quarter	$1.00	$0.46
Third Quarter	$0.74	$0.34
Fourth Quarter	$0.44	$0.25

As of March 10, 2006, the last reported sales price of our Common Stock on the NASDAQ Capital Market was $0.37 per share, and the number of beneficial common stockholders was approximately 1,600. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

On April 8 and June 3, 2005, we raised approximately $12.0 million in gross proceeds from the private placement of common stock and warrants to several institutional investors. Net proceeds after offering costs and expenses were approximately $11.0 million. We paid to the parties that acted as agents in connection with this private placement fees of $859,000 in cash and issued warrants to purchase 553,352 shares of its common stock as additional consideration. The terms of these warrants are identical to those issued to the investors. The transaction was completed in two closings, and involved the sale of an aggregate of 18,445,078 newly issued shares of our common stock at a price of $0.65 per share and warrants to purchase an aggregate of 9,222,539 shares of common stock with an exercise price of $1.00 per share. In the first closing, we issued 4,962,614 shares of common stock and warrants to purchase 2,481,298 shares of common stock, for gross proceeds to us of approximately $3.2 million. In the second closing, we issued 13,482,464 shares of common stock and warrants to purchase 6,741,241 shares of common stock, for gross proceeds to us of approximately $8.8 million. The common stock warrants have a five-year term and became exercisable on October 8, 2005 and December 3, 2005, respectively. In addition, as detailed in the common stock purchase warrant agreement, the warrants include a provision whereby we could be required to repurchase these warrants upon the occurrence of certain “Fundamental Transactions” defined in the agreement. If the Fundamental Transaction is consummated by us after the second anniversary of the issuance of the warrants and the consideration received by the warrant holder is less than 30% in excess of the warrant’s exercise price, we (or the Company’s successor) must purchase the warrant from a holder. The purchase price of the warrant will be equal to the Black-Scholes value of the unexercised portion of the warrant as of the date the request to purchase is made.

The Board of Directors approved a stock repurchase program in July 2002 pursuant to which up to 1,000,000 shares of our outstanding common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. No repurchases were made in either 2004 or 2005, and as of December 31, 2005, we hold approximately 325,300 shares pursuant to this repurchase program.

The information required by this Item regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on this Form 10-K.

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

	Years ended December 31,
	2005	2004	2003	2002	2001
Statement of operations data:
Revenues	$3,776	$3,709	$3,421	$3,403	$3,317
Cost of goods sold	4,234	4,358	4,322	4,080	4,604

Gross loss	(458)	(649)	(901)	(677)	(1,287)

Operating expenses:
Research and development	1,261	1,736	1,823	2,668	2,825
Clinical and regulatory	976	1,096	1,497	1,784	2,135
Sales and marketing	7,680	8,083	6,825	7,065	6,973
General and administrative	3,583	5,073	3,505	4,023	4,443
Litigation charge	—	—	1,250	—	—

	13,500	15,988	14,900	15,540	16,376

Operating loss	(13,958)	(16,637)	(15,801)	(16,217)	(17,663)

Interest income	162	132	234	751	2,240
Interest expense and other income (expense), net	(4)	(15)	12	25	(6)
Decrease in warrant liability	2,845	1,200	—	—	—

Net loss	$(10,955)	$(15,320)	$(15,555)	$(15,441)	$(15,429)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.30)	$(0.64)	$(0.77)	$(0.79)	$(0.81)
Shares used in computing net loss per common share attributable to common shareholders, basic and diluted	36,364	24,037	20,076	19,653	19,075

Balance sheet data:
Cash, cash equivalents and marketable securities	$3,319	$5,892	$10,134	$22,967	$35,128
Working capital	4,112	6,625	9,963	24,807	36,498
Long-term investments	—	—	—	528	3,048
Total assets	6,415	9,157	13,854	27,236	43,073
Total stockholders’ equity	2,229	6,913	10,808	26,103	41,288

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

We are focusing our sales efforts in the United States through a direct sales force, supplemented by selected independent manufacturing representatives. In international markets, we rely wholly on third-party distributors. In November 2000, we incorporated a subsidiary company in Belgium to support European distributors’ sales, marketing and clinical efforts and to provide training in the use of the equipment to these distributors and their customers. As of December 31, 2005, this subsidiary had two employees. To date, we have international distribution agreements in 35 countries, of which 13 are in the European Union. Our gross margins on sales through international third-party distributors will be lower than our gross margins on U.S. sales as a result of distributor discounts.

To date, we have generated limited revenues. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We expect that disposable sales will continue to form the basis of a recurring revenue stream. However, domestic disposable sales continue to grow more slowly than expected primarily due to difficulties encountered by our physician customers in easily obtaining reimbursement for the Stretta procedure on a case-by-case basis. Additionally, the Secca procedure has not yet been granted physician reimbursement. Some of our customers find the 45 minutes necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. Although disposable sales from outside the United States are increasing, they are not yet sufficient to offset the current domestic situation. Our strategies of pursuing state and national reimbursement coverage, focusing on entrenching the therapy to promote repeat catheter sales and incorporating technical improvements to our systems to reduce treatment times are designed to address these issues and we expect that our revenue from disposables will increase on implementation.

Through December 31, 2005, we recorded limited product sales while incurring cumulative net losses of $105.6 million. In the fourth quarter of 2005, we initiated a restructuring of our operations intended to reduce the cost of product sales, produce a positive gross profit and reduce operating expenses. We outsourced assembly of our disposable products which allowed us to reduce our total headcount from 71 on November 15, 2005, to 28 on March 31, 2006. Most of the headcount reduction occurred prior to December 31, 2005. We anticipate that this will cause our expenses to decrease. As a result, we expect our gross loss to decrease and our operating expenses to decrease in 2006.

We believe that the slow adoption of our products has been accounted for specifically by the lack of economic benefit to physician users caused by unfavorable reimbursement rates and coverage and the lack of patient pressure on physicians due to lack of patient knowledge of the availability of both procedures. We believe this is largely caused by our lack of resources to devote to direct-to-patient advertising.

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

•	Stock-Based Compensation—In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock Based Compensation.” The revision is referred to as “FAS 123R—Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee plans. We adopted FAS 123R using the modified prospective basis on January 1, 2006. Since we now must include the cost of stock-based employee compensation in the financial statements, our operating results are expected to decline based on the fair value of the stock-based employee compensation.

•	Accounting for Common Stock Warrants—We consider EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in a Company’s own stock” and SFAS No. 150 “Accounting for certain financial instruments with characteristics of both liabilities and equity” to properly classify and value issued financial instruments. On February 6, 2004, April 8, 2005 and June 3, 2005 we issued warrants to several institutional investors in connection with the private placements of common stock. The common stock warrants have a five-year term and became exercisable on August 6, 2004, October 8, 2005 and December 3, 2005, respectively. The aggregate fair value of the warrants were recorded as a liability. The warrants were valued on February 6, 2004, April 8, 2005 and June 3, 2005 using the Black-Scholes model. The fair value of the warrants and the corresponding liability is re-measured at the end of each reporting period utilizing current inputs to the Black-Scholes model, with any change in fair value being recorded as a non-operating item in the statement of operations.

•	Legal Proceedings and Loss Contingencies—We are involved in routine legal and administrative matters that arise from the normal conduct of business. Other matters contain allegations that are not routine and involve compensatory, punitive, and treble damages. The outcome of these proceedings which are not within our control, are often difficult to predict and often are resolved over long periods of time. We also maintain product liability insurance with third parties to mitigate any loss that is related to product liability claims. We record loss contingencies as liabilities in the financial statements when it is determined that we have incurred a loss that is probable and the amount of the loss is reasonably estimable, in accordance with SFAS 5 “Accounting for Contingencies”.

RESULTS OF OPERATIONS

Comparison of years ended December 31, 2005, 2004 and 2003

Revenue

Total revenues for the year ended December 31, 2005 were $3,776,000, essentially flat compared to total revenues of $3,709,000 for the year ended December 31, 2004. Stretta sales declined in both module sales and catheter sales in 2005 compared to 2004. However, Secca sales increased in 2005 compared to 2004, which made up for the Stretta shortfall. Total revenues for the year ended December 31, 2004 were $3,709,000, an increase of $288,000 or 8% over total revenues of $3,421,000 for the year ended December 31, 2003. This increase was due primarily to increased sales of Secca product, which accounted for $505,000 of the increase.

In all three years, our revenues have been impacted by our ongoing challenges in receiving favorable reimbursement coverage decisions from both public and private carriers on a state-by-state basis for the Stretta procedures.

Stretta System products accounted for 57% and Secca System products accounted for 41% of the revenues for the year ended December 31, 2005, as compared to 74% and 24%, respectively, for the same period in 2004 and 87% and 11% respectively in 2003. The Stretta Control Module and Catheter accounted for 32% and 62%, respectively, of the Stretta product line sales for the year ended December 31, 2005, compared to 38% and 58%, respectively, for the same period in 2004, and 43% and 54%, respectively, in 2003. The Secca Control Module and Handpieces accounted for 28% and 69%, respectively, of the Secca product line sales for the year ended December 31, 2005, compared to 32% and 64%, respectively, for the same period in 2004, and 52% and 41%, respectively, in 2003. International sales accounted for $623,000 for the year ended December 31, 2005, compared to $179,000 for the same period in 2004, and $226,000 in 2003. International sales were higher in 2005 due to the sale of capital equipment to new distributors. We expect to realize growth in new sales of both control modules and disposable components in Europe and rest of the world.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and disposable devices. We also license a technology used in the generators that we sell. We are required to pay licensing fees based on the sales price of the units. We believe that there are alternative technologies that could be utilized should we choose to do so. Cost of goods sold was $4,234,000, $4,358,000, and $4,322,000 in the twelve months ended December 31, 2005, 2004, and 2003, respectively.

During the fourth quarter of fiscal 2005 we outsourced the manufacturing of our disposable products to a contract manufacturer and implemented a restructuring initiative primarily to implement the outsourcing of our disposable component manufacturing. The total expenses included in the cost of sales in connection with the initiative totaled approximately $339,000. These expenses include approximately $146,000 for severance and $193,000 for transition costs of the manufacturing from Fremont, California to Brea, California including freight, calibration costs, pilot lots and training and travel associated therewith. The outsourcing of the assembly of our disposables was intended to reduce our cost of product by eliminating production overhead.

Research and development expenses

Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Research and development expenses were $1,261,000, $1,736,000, and $1,823,000 in the twelve months ended December 31, 2005, 2004, and 2003, respectively. The decrease in expenses in 2005 compared to 2004 was due to cost reduction strategies and decreased headcount. In September 2004, we reduced the level of research activities and reduced headcount by 5 employees. Costs associated with terminating these individuals were $138,000. As a result of this action spending for research and development expenses in 2005 is lower than 2004. The decrease in expenses in 2004 compared to 2003 was due to the scaling back of disposables development activities. Stock-based compensation accounted for $27,000, and $66,000 in the twelve months ended December 31, 2004, and 2003, respectively.

Clinical and regulatory expenses

Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to the FDA. Clinical and regulatory expenses were $976,000, $1,096,000, and $1,497,000 in the twelve months ended December 31, 2005, 2004, and 2003, respectively. Spending decreased in 2005 as compared to 2004 and 2003. Our clinical and regulatory costs fluctuate depending on the number of clinical trial patients treated in any period. Spending during 2005 and 2004 has been further reduced compared to 2003 due to decreased headcount. Clinical trial costs include payments to hospitals, and the related travel expense for Curon employees. Stock-based compensation accounted for $(18,000), $29,000, and $142,000 in the twelve months ended December 31, 2005, 2004, and 2003, respectively.

Sales and marketing expenses

Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses were $7,680,000, $8,083,000, and $6,825,000 in the twelve months ended December 31, 2005, 2004, and 2003, respectively. The decrease in selling expenses in the twelve months ended December 2005 as compared to the same period in 2004 was primarily due to reductions in payroll related expenses of $0.2 million, reductions in trade shows, travel and advertising expenses of $0.5 million, partially offset by a $0.3 million increase in other outside and consulting service. Spending increased in the twelve months ended December 2004 as compared to the same period in 2003 as we positioned our sales, marketing and reimbursement teams for projected increased sales volumes. Implementation of cost reduction strategies realized lower spending for the twelve months ended December 31, 2003. Stock-based compensation accounted for $(4,000), $12,000, and $14,000 in the twelve months ended December 31, 2005, 2004, and 2003, respectively.

General and administrative expenses

General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and other general operating expenses of our company. General and administrative expenses were $3,583,000, $5,073,000, and $3,505,000 in the twelve months ended December 31, 2005, 2004, and 2003, respectively. The primary reason for the decrease for the twelve months ended December 31, 2005 compared to 2004 and the increase for the twelve months ended December 31, 2004 compared to 2003, was due to the cost associated with the investigation related to our revenue recognition policy in 2004, amounting to $1.2 million. Apart from the Audit Committee investigation, higher spending is related to an increase in insurance rates, legal spending and investor relations.

Litigation charge

We incurred a non-recurring litigation charge accrued in 2003 and paid in 2004 related to a settlement of $1,250,000 for litigation against us, in which the Plaintiff alleged injury during a Secca procedure caused by the device being defective and/or in an unreasonably dangerous condition. The Plaintiff was a subject in a clinical trial. This is related to the lawsuit in the state of Pennsylvania, and also to the Chubb insurance suit.

Interest income and expense

Interest income was $162,000, $132,000, and $234,000 in the twelve months ended December 31, 2005, 2004, and 2003, respectively. Interest income has decreased in 2005 and 2004 as compared to 2003, due to a declining balance of marketable securities. Average cash and investment balances in 2005 were $4.6 million, compared to 2004 average of $8.0 million, and $16.8 million in 2003. Earnings have also been affected by declining interest rates through 2003 and 2004 and increasing interest rates in 2005.

Interest expense was $9,000, $6,000, and $5,000 in the twelve months ended December 31, 2005, 2004, and 2003, respectively. In all three years, interest expense is related to notes payable related to insurance policies.

Decrease in warrant liability

Our sale of 18,445,078 newly issued shares on April 8 and June 3, 2005 included warrants to purchase an additional 2,481,298 and 6,741,241 respectively, shares of common stock to investors and warrants to purchase 553,352 shares of common stock to our placement agent. These warrants provide for cash redemption by the holders upon the occurrence of certain events outside our control. As a result, the aggregate fair value of the warrants of $1,430,000 and $3,325,000, respectively, determined using the Black-Scholes model, was recorded as a liability on the issuance dates with subsequent changes to the fair value of the warrants being recorded as a non-operating item through the statement of operations.

Our sale of 4,025,000 newly issued shares on February 6, 2004, included warrants to purchase an additional 905,625 shares of common stock. In accordance with the warrant purchase agreement and following the first closing of our 2005 financing, we notified holders of common stock warrants issued in February 2004 that the exercise price of the warrants decreased from $4.71 to $3.85 and the number of common stock shares to purchase upon exercise of warrants increased from 905,625 to 1,107,920, so that the aggregate exercise price of $4,265,494 remains unchanged. Similar to our 2005 warrants, these warrants also provide for cash redemption by the holders upon the occurrence of certain events outside our control. As a result, the aggregate fair value of the warrants of $1,669,000, determined using the Black-Scholes model, was recorded as a liability at the time of sale with subsequent changes to the fair value of the warrants being recorded as a non-operating item through the statement of operations. As at December 31, 2004, the fair value of the warrants decreased from $1,669,000 on February 6, 2004, to $469,000 at December 31, 2004, resulting in us recording a benefit of $1,200,000 in the twelve months ended December 31, 2004.

The following table shows the changes to the fair value of the warrant obligations recorded as a non-operating (income) expense through the statement of operations for the twelve months ended December 31, 2005 and 2004:

	December 31,
	2005	2004
Warrant issue dates:
June 3, 2005	$(1,580)	$—
April 8, 2005	(803)	—
February 6, 2004	(462)	(1,200)

	$(2,845)	$(1,200)

Income taxes

As a result of our net losses, we did not incur any income tax obligations in each of the twelve-month periods ended December 31, 2005, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and capital investments from gross proceeds from our initial public offering completed in September 2000 totaling $55.0 million, from the partial exercise of the underwriter’s over-allotment provision totaling $5.2 million, from the private sale of equity securities totaling $47.5 million, from the issuance of convertible notes totaling $11.8 million and from bank equipment line financing totaling $780,000. On March 16, 2006, we entered into an assignment and license agreement with BARRX Medical, Inc. of Sunnyvale, California. Pursuant to the terms of the agreement, we granted BÂRRX an assignment of United States Patent No. 6,872,206 and a worldwide, exclusive license of certain patents pertaining to methods and/or apparatuses, including ablation devices, sizing balloons and generators, for the BÂRRX field of use, primarily the treatment of Barrett’s esophagus. In exchange for the agreement, we received $2.0 million in cash and a $1.0 million note payable upon the earlier of BÂRRX next equity financing or by December 31, 2006. As of December 31, 2005, we had cash and cash equivalents on hand of $3.3 million and working capital of $4.1 million. To continue operations, we must raise additional funds through the issuance of equity or debt securities in the public or private markets, or sell certain of our assets. No assurance can be given that we will be successful in obtaining funds from any of these transactions on acceptable terms, if at all, or if secured, that such funding would be sufficient to continue to fund our operations. Any future equity financing could result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. In the absence of funding, we will be required to scale back or terminate operations. We believe that our cash balances will not be sufficient to fund planned expenditures in the third quarter of 2006. This raises substantial doubt about our ability to continue as a going concern.

Cash used in operating activities was $13,558,000 in the twelve months ended December 31, 2005, compared to $16,668,000 and $12,499,000 for the same period in 2004 and 2003 respectively. The decrease in cash use from 2004 to 2005 is primarily driven by the decrease in net loss, net of non-cash related expenses. The increase in cash used in operating activities in 2003 to 2004 was due to the $1,250,000 cash paid for the settlement of a lawsuit and the costs of the Audit Committee investigation totaling $1,200,000.

Cash provided by or used in investing activities relate to purchases, and sales and maturities of investments and capital expenditures. Cash provided by investing activities was $4,959,000 in the twelve months ended December 31, 2005, compared to cash used in investing activities of $941,000 and provided by investing activities of $8,722,000 for the same period in 2004 and 2003 respectively.

Cash provided by financing activities was $11,044,000 in the twelve months ended December 31, 2005, related to the private placement of common stock to a group of institutional investors in the net amount of $10,955,000, in addition to $82,000 from exercise of stock options and the Employee Stock Purchase Plan, and net cash provided by financing of business insurance in the amount net amount of $7,000. Cash provided by financing activities was $13,118,000 in the twelve months ended December 31, 2004, related to the private placement of common stock to a group of institutional investors in the net amount of $12,628,000, in addition to $433,000 from exercise of stock options and the Employee Stock Purchase Plan, and net cash provided by financing of business insurance in the amount net amount of $57,000. Cash provided by financing activities was $72,000 for the twelve months ended December 31, 2003, primarily related to sales of common stock and proceeds from notes payable to finance insurance policies, offset by payments on those notes payable.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2005 and the years in which such obligations are expected to be settled.

	2006	2007	Total
Future minimum lease commitments	$346	$13	$359
Inventory purchase commitments	408	—	408

	$754	$13	$767

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R—Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We adopted FAS 123R using the modified prospective basis on January 1, 2006. Our adoption of FAS 123R is expected to result in compensation expense that will increase net loss per share by approximately $0.01 to $0.02 per share for 2006. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3”, (“SFAS 154”). SFAS 154 primarily requires retrospective application to prior periods’ financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. We adopted the provision of SFAS 154, as applicable, beginning in fiscal 2006.

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

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Curon Medical, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Curon Medical, Inc. (the Company) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has limited cash and working capital, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 29, 2006

CURON MEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,819	$374
Marketable securities	500	5,518
Accounts receivable, net of allowance for doubtful accounts of $96 and $54, respectively	747	620
Inventories, net	879	777
Prepaid expenses and other current assets	903	987

Total current assets	5,848	8,276

Property and equipment, net	300	551
Other assets	267	330

Total assets	$6,415	$9,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$685	$473
Accrued liabilities	987	1,121
Notes payable	64	57

Total current liabilities	1,736	1,651

Warrant liability	2,379	469
Other	71	124

Total liabilities	4,186	2,244

Contingencies and commitments (Note 5)

Stockholders’ equity:
Preferred stock, $.001 par value: 5,000,000 shares authorized Issued and outstanding: none	—	—
Common stock, $.001 par value: 100,000,000 and 50,000,000, shares authorized Issued and outstanding: 43,349,000 and 24,756,000, respectively	43	25
Additional paid-in capital	107,982	101,739
Accumulated deficit	(105,562)	(94,607)
Treasury stock, at cost 326,000 shares at December 31, 2005 and 2004	(234)	(234)
Accumulated other comprehensive loss	—	(10)

Total stockholders’ equity	2,229	6,913

Total liabilities and stockholders’ equity	$6,415	$9,157

See accompanying notes to consolidated financial statements

CURON MEDICAL, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2005	2004	2003
Revenues	$3,776	$3,709	$3,421
Cost of goods sold	4,234	4,358	4,322

Gross loss	(458)	(649)	(901)

Operating expenses:
Research and development	1,261	1,736	1,823
Clinical and regulatory	976	1,096	1,497
Sales and marketing	7,680	8,083	6,825
General and administrative	3,583	5,073	3,505
Litigation charge	—	—	1,250

Total operating expenses	13,500	15,988	14,900

Operating loss	(13,958)	(16,637)	(15,801)

Interest income	162	132	234
Interest expense and other income (expense), net	(4)	(15)	12
Decrease in warrant liability	2,845	1,200	—

Net loss	$(10,955)	$(15,320)	$(15,555)

Net loss per share, basic and diluted (Note 8)	$(0.30)	$(0.64)	$(0.77)

Shares used in computing net loss per share, basic and diluted (Note 8)	36,364	24,037	20,076

See accompanying notes to consolidated financial statements

CURON MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity And Comprehensive Loss

For the Years Ended December 31, 2005, 2004, and 2003

(in thousands)

	Common Stock Shares	Amount	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2003	19,993	20	90,128	(125)	(63,732)	(234)	46	26,103
Net loss	—	—	—	—	(15,555)	—	—	(15,555)
Change in unrealized gain on investment	—	—	—	—	—	—	(47)	(47)

Total comprehensive loss	—	—	—	—	—	—	—	(15,602)
Issuance of common stock upon exercise of stock options	64	—	30	—	—	—	—	30
Issuance of common stock through Employee Stock Purchase Plan	152	—	84	—	—	—	—	84
Deferred stock compensation	—	—	(70)	70	—	—	—	—
Amortization of deferred stock compensation	—	—	142	51	—	—	—	193

Balance at December 31, 2003	20,209	20	90,314	(4)	(79,287)	(234)	(1)	10,808
Net loss	—	—	—	—	(15,320)	—	—	(15,320)
Change in unrealized loss on investment	—	—	—	—	—	—	(9)	(9)

Total comprehensive loss	—	—	—	—	—	—	—	(15,329)
Issuance of common stock upon exercise of stock options	346	1	314	—	—	—	—	315
Issuance of common stock through Employee Stock Purchase Plan	176	—	118	—	—	—	—	118
Common stock issued pursuant to private equity financing, net of issuance costs of $896,000	4,025	4	10,955	—	—	—	—	10,959
Amortization of deferred stock compensation	—	—	38	4	—	—	—	42

Balance at December 31, 2004	24,756	25	101,739	—	(94,607)	(234)	(10)	6,913
Net loss	—	—	—	—	(10,955)	—	—	(10,955)
Change in unrealized loss on investment	—	—	—	—	—	—	10	10

Total comprehensive loss	—	—	—	—	—	—	—	(10,945)
Issuance of common stock upon exercise of stock options	87	—	45	—	—	—	—	45
Issuance of common stock through Employee Stock Purchase Plan	61	—	37	—	—	—	—	37
Common stock issued pursuant to private equity financing, net of issuance costs of $1,033,000	18,445	18	6,183	—	—	—	—	6,201
Amortization of deferred stock compensation	—	—	(22)	—	—	—	—	(22)

Balance at December 31, 2005	43,349	$43	$107,982	$—	$(105,562)	$(234)	$—	$2,229

See accompanying notes to the consolidated financial statements

CURON MEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Net loss	$(10,955)	$(15,320)	$(15,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285	329	517
Loss on disposal of fixed assets	—	38	17
Decrease of warrant liability	(2,845)	(1,200)	—
Amortization of stock-based compensation	(22)	42	193
Amortization of premium on securities, net	35	499	283
Changes in current assets and liabilities:
Accounts receivable, net	(127)	214	(146)
Inventories, net	(102)	286	232
Prepaid expenses and other current assets	84	(124)	109
Other assets	63	(104)	(104)
Accounts payable	212	(44)	326
Accrued liabilities	(134)	(43)	282
(Decrease)/Increase in liability settlement reserve	—	(1,250)	1,250
Other long-term liabilities	(53)	9	97

Net cash used in operating activities	(13,559)	(16,668)	(12,499)

Cash Flows From Investing Activities
Purchase of property and equipment	(34)	(184)	(614)
Sale of property and equipment	—	—	10
Purchase of marketable securities	(4,608)	(11,961)	(5,374)
Proceeds from maturities of marketable securities	9,601	11,204	14,700

Net cash provided by (used in) investing activities	4,959	(941)	8,722

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	675	454	309
Principal payments on notes payable	(668)	(397)	(351)
Proceeds from issuance of common stock and warrants, net of issuance costs	10,956	12,628	—
Exercise of stock options and ESPP	82	433	114

Net cash provided by financing activities	11,045	13,118	72

Net increase (decrease) in cash and cash equivalents	2,445	(4,491)	(3,705)
Cash and cash equivalents at beginning of period	374	4,865	8,570

Cash and cash equivalents at end of period	$2,819	$374	$4,865

Supplemental Disclosure Of Cash Flow Information
Cash paid for interest	$9	$6	$5

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

Going Concern

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of December 31, 2005 the Company had cash and cash equivalents on hand of $3.3 million, working capital of $4.1 million, and an accumulated deficit of approximately $105.6 million. To continue operations, the Company must raise additional funds through the issuance of equity or debt securities in the public or private markets, or sell certain of our assets. No assurance can be given that the Company will be successful in obtaining funds from any of these transactions on acceptable terms, if at all, or if secured, that such funding would be sufficient to continue to fund our operations. In the absence of funding, the Company will be required to scale back or terminate operations. The Company believes that its cash balances will not be sufficient to fund planned expenditures in the third quarter of 2006. This raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain Risks and Uncertainties

The Company’s products and services are currently concentrated in a single segment of the gastrointestinal treatment field, which is characterized by increasing technological advances and changes in customer requirements. The success of the Company depends on management’s ability to anticipate or to respond quickly and adequately to technological developments in its industry, changes in customer requirements or industry standards. Failure to obtain or maintain necessary FDA clearances or approvals could hurt the Company’s ability to commercially distribute and market its products in the United States. Any significant delays in the development or introduction of products or services could have a material adverse effect on the Company’s business and operating results. The Company has two products that it is currently marketing: radio-frequency generators and single use disposable devices. A single supplier currently provides some components and materials necessary for manufacturing of products. Any technical or quality problems in the manufacturing of

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

these components, changes to the product specifications, changes in rights to currently licensed intellectual property, or lack of essential equipment by suppliers, could have a significant impact on the Company’s financial condition and results of operations. The Company now relies on a single contract manufacturer to manufacture our disposable products. The Company has no prior history with this supplier and cannot predict how well they will perform in meeting our quality and quantity requirements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with remaining maturities of three months or less at the date of purchase to be cash equivalents. The Company’s cash and cash equivalents include deposit funds, money market funds and commercial paper.

Marketable Securities

Investments consist primarily of marketable corporate bonds and commercial paper with a remaining maturity at the date of purchase of greater than three months. Investments with maturities beyond one year from the balance sheet date are classified as long-term investments and those maturing within one year are shown as current marketable securities. These investments are classified as available-for-sale securities and are stated at market value, with any temporary differences between an investment’s amortized cost and its market value recorded as a separate component of stockholders’ equity until such gains or losses are realized. Gains or losses on the sales of securities are determined on a specific identification basis. The following is a summary of investments at December 31, 2005 and 2004, respectively:

	Cost	Gross Unrealized Holding Losses	Fair Value
Maturities under one year
Corporate obligations	$500	$—	$500

Total at December 31, 2005	$500	$—	$500

Maturities under one year
Corporate obligations	$5,528	$(10)	$5,518

Total at December 31, 2004	$5,528	$(10)	$5,518

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

Changes in product warranty obligations, including separately priced extended warranty obligations, for the years ended December 31, 2005 and 2004 is as follows:

		2005	2004
Balance as of the beginning of the year		$83	$58
Add:	Accruals for warranties issued	29	26
	Cost incurred under separately priced extended warranty obligations	—	12
Less:	Settlements made	(6)	(1)
	Revenue recognized under separately priced extended warranty obligations	(8)	(12)

Balance of the end of the year		$98	$83

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

Research and Development

Research and development costs are expensed as incurred. Legal expenses related to patent development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $354,000 in 2005 and $380,000 in 2004, and $327,000 in 2003.

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

Accounting for Stock-Based Compensation

The Company will adopt FAS 123R as of January 1, 2006. Through December 31, 2005, the Company followed APB 25 to account for employee stock options. Under APB 25, the intrinsic value method of accounting, no compensation expense is recognized because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant. The Company applies FAS 123 for disclosure purposes only, and recognizes compensation expense on a straight-line basis over the vesting period of the award.

Had the Company determined its stock-based compensation based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the FAS 123 adjusted amounts indicated below:

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(10,955)	$(15,320)	$(15,555)
Add: Stock-based employee compensation expense in reported net income	—	4	51
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(675)	(724)	(878)

Net loss—FAS 123 adjusted	$(11,630)	$(16,040)	$(16,382)

Net loss per share—as reported Basic and diluted	$(0.30)	$(0.64)	$(0.77)

Net loss per share—FAS 123 adjusted Basic and diluted	$(0.32)	$(0.67)	$(0.82)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The equity instruments are valued using the Black-Scholes Model. All unvested options are adjusted to fair value until such options vest.

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

Recent accounting pronouncements

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock Based Compensation.” The revision is referred to as “FAS 123R—Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee plans. The Company will adopt FAS 123R using the modified prospective basis on January 1, 2006. The adoption of FAS 123R is expected to result in compensation expense in 2006 that will increase net loss per share by approximately $0.01 to $.02 per share for 2006. However, the estimate of future stock-based compensation expense is affected by the Company’s stock price, the number of stock-based awards the Company’s board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of the Company’s stock price and employee stock option exercise behaviors.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3”, (“SFAS 154”). SFAS 154 primarily requires retrospective application to prior periods’ financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2006.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

NOTE 3—BALANCE SHEET COMPONENTS:

	December 31,
	2005	2004
Inventories:
Raw materials	$494	$563
Work-in-process	69	13
Finished goods	316	201

	$879	$777

	December 31,
	2005	2004
Property & Equipment:
Computer and office equipment	$605	$593
Equipment	1,287	1,298
Furniture and fixtures	145	126
Leasehold improvements	319	319
Software	254	254

	2,610	2,590
Less: Accumulated depreciation and amortization	(2,310)	(2,039)

	$300	$551

Depreciation and amortization expense of property and equipment totaled $285,000, $329,000 and $517,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

	December 31,
	2005	2004
Accrued Liabilities:
Compensation and benefits	$574	$496
Clinical trials	104	175
Professional fees	36	199
Other accrued expenses	273	251

	$987	$1,121

NOTE 4—NOTES PAYABLE:

The Company had short-term notes payable at December 31, 2005 and 2004 in the amount of $64,000 and $57,000 respectively. The note bears interest at 5.06% and 3.99% and is related to the financing of corporate insurance policies in the amount of $506,000 and $454,000.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

NOTE 5—COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases office space under a noncancelable operating leases expiring through August 2007. Rent expense for the years December 31, 2005, 2004, and 2003 was $361,000, $348,000 and $576,000 respectively.

At December 31, 2005, future minimum facility lease payments are as follows:

2006	$346
2007	13

Total future minimum lease payments	$359

Purchase commitments

The Company had noncancelable commitments to purchase raw material and finished goods inventory totaling $408,000 in aggregate at December 31, 2005. These purchase commitments represent outstanding purchase orders submitted to the Company’s third party suppliers for goods to be delivered to the Company in 2006.

Development and Technology License Agreements

The Company licenses certain radiofrequency technology through an agreement that gives the Company an irrevocable license to manufacture, have manufactured, use, offer to sell, sell and import radiofrequency generators based on the licensed technology in the licensed field. The agreement expires on October 6, 2017. Royalties are accrued at the time of sale, based on the revenues recognized when the related licensed technology is part of the sold item and were $50,000 in 2005, $60,000 in 2004 and $66,000 in 2003.

In February and April 2000, the Company entered into two separate licensing agreements for the use of proprietary radiofrequency technologies used in certain of the Company’s products. As part of the February agreement, the Company is required to pay a royalty on all revenues collected when the related licensed technology is part of the sold item.

NOTE 6—STOCKHOLDERS’ EQUITY:

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 100,000,000 shares of $.001 par value common stock. Certain of the shares issued are subject to a right of repurchase by the Company, which lapses over a three or four-year period from the issuance dates. At December 31, 2005 and 2004, there were no shares subject to repurchase.

Issuance of Common Stock

On April 8 and June 3, 2005, the Company completed the private placement of common stock and warrants with certain institutional investors and raised approximately $12.0 million in gross proceeds. Net proceeds after offering costs and expenses were approximately $11.0 million. The Company paid to the parties that acted as its agents in connection with this private placement fees of $859,000 in cash and issued warrants to purchase

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

553,352 shares of its common stock as additional consideration. The terms of these warrants are identical to those issued to the investors. The transaction was completed in two closings, and involved the sale of an aggregate of 18,445,078 newly issued shares of the Company’s common stock at a price of $0.65 per share and warrants to purchase an aggregate of 9,222,539 shares of common stock with an exercise price of $1.00 per share. In the first closing, the Company issued 4,962,614 shares of common stock and warrants to purchase 2,481,298 shares of common stock, for gross proceeds to the Company of approximately $3.2 million. The aggregate fair value of the warrants on the date of issuance was approximately $1.4 million. In the second closing, the Company issued 13,482,464 shares of common stock and warrants to purchase 6,741,241 shares of common stock, for gross proceeds to the Company of approximately $8.8 million. The aggregate fair value of the warrants on the date of issuance was approximately $3.3 million. The common stock warrants have a five-year term and became exercisable on October 8, 2005 and December 3, 2005, respectively.

On February 6, 2004, the Company completed a private placement of 4,025,000 shares of common stock for aggregate gross proceeds of approximately $13.5 million to a group of institutional investors. The shares were purchased at a price of at a price of $3.36 per share. Net proceeds after offering costs and expenses were approximately $12.6 million. Investors received warrants with a term of five years to purchase an aggregate of 905,625 common shares at an exercise price of $4.71 per share. In accordance with the warrant purchase agreement and following the April 8, 2005 closing of financing, the Company notified holders of common stock warrants issued in February 2004 that the exercise price of the warrants decreased from $4.71 to $3.85 and the number of common stock shares to purchase upon exercise of warrants increased from 905,625 to 1,107,920, so that the aggregate exercise price of $4,265,494 remains unchanged.

Common Stock Warrants

On April 8, 2005 and June 3, 2005, the Company issued warrants to purchase an aggregate of 2,481,298, and 6,741,241, respectively shares of common stock at an exercise price of $1.00 per share to several institutional investors in connection with the private placement of common stock. The common stock warrants have a five-year term and become exercisable on October 8, 2005 and December 3, 2005, respectively. In addition, as detailed in the common stock purchase warrant agreement, the warrants include a provision whereby the Company could be required to repurchase these warrants upon the occurrence of certain “Fundamental Transactions” defined in the agreement which is outside of the Company’s control. If the Fundamental Transaction is consummated by the Company after the second anniversary of the issuance of the warrants and the consideration received by the warrant holder is less than 30% in excess of the warrant’s exercise price, the Company (or the Company’s successor) must purchase the warrant from the holder. The purchase price of the warrant will be equal to the Black-Scholes value of the unexercised portion of the warrant as of the date the request to purchase is made. As a result, the aggregate fair value of the warrants of $1.4 and $3.3 million was recorded as a liability with the remaining net proceeds of $6.3 million recorded as equity in the accompanying condensed consolidated balance sheet. The warrants were valued on April 8, and June 3, 2005 using the Black-Scholes model with the following assumptions: 5 year expected life, risk free interest rate of 4.08% and 3.72%, respectively, dividend yield of zero and a volatility of 100%.

The fair value of the warrants and the corresponding liability is re-measured at the end of each reporting period utilizing current inputs to the Black-Scholes model, with any change in fair value being recorded as a non-operating item in the statement of operations. The aggregate fair value of the warrant decreased from $1,430,000 and $3,325,000 upon issuance on April 8, 2005 and June 3, 2005, to $627,000 and $1,745,000 respectively at December 31, 2005. The warrants were valued on December 31, 2005, using the Black-Scholes model with the following assumptions: 4.3 and 4.4 year expected life, risk free interest rate of 4.3%, dividend rate of zero and volatility of 100%.

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

The fair value of the warrants and the corresponding liability is re-measured at the end of each reporting period utilizing current inputs to the Black-Scholes model, with any change in fair value being recorded as a non-operating item in the statement of operations. The aggregate fair value of the warrant decreased from $1,669,000 upon issuance on February 6, 2004, to $469,000 at December 31, 2004 to $7,000 at December 31, 2005. The warrants were valued on December 31, 2005, using the Black-Scholes model with the following assumptions: 3.1 year expected life, risk free interest rate of 4.3%, dividend rate of zero and volatility of 56%.

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

During 2000, the 2000 Stock Plan (the “2000 Plan”) was adopted by the Board of Directors and became effective on September 21, 2000. The terms of this plan are generally the same as under the 1997 Plan. At December 31, 2005, there were 5,950,091 shares authorized for issuance under this plan.

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

For stock options granted to employees the difference, if any, between the exercise price of the stock options and the fair value of the Company’s stock at the date of grant is recorded as deferred compensation on the date of grant. No deferred compensation has been recorded in the three years ended December 31, 2005.

For stock options granted to non-employees, generally for future services (16,000 in 2005, 10,000 in 2004, and 10,000 in 2003), the fair value of the options, was determined using the Black-Scholes valuation model. The Company records stock as the non-employee fulfills the terms of the option grants, with changes in fair value of the unvested options from period to period recorded as an adjustment to compensation expense.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

Stock compensation expense is classified as follows:

	Years Ended December 31,
	2005	2004	2003
Cost of goods sold	$—	$—	$1
Research and development	—	1	27
Clinical and regulatory	(18)	29	142
Sales and marketing	(4)	12	14
General and administrative	—	—	9

	$(22)	$42	$193

Activity under stock option plans is as follows:

	2005		2004		2003
	Shares under options	Weighted average exercise price	Shares under options	Weighted average exercise price	Shares under options	Weighted average exercise price
Beginning balance	3,526,000	$1.94	3,629,000	$1.92	2,416,000	$2.52
Granted	3,490,000	$0.45	1,165,000	$1.65	1,671,000	$1.07
Exercised	(88,000)	$0.52	(346,000)	$0.89	(64,000)	$0.47
Cancelled	(1,102,000)	$1.45	(922,000)	$1.87	(394,000)	$2.26

Ending balance	5,826,000	$1.16	3,526,000	$1.94	3,629,000	$1.92

Exercisable at year-end	2,250,000	$2.06	1,852,000	$2.48	1,301,000	$2.96

The options outstanding and currently exercisable by exercise price at December 31, 2005 are as follows:

Options Outstanding and Exercisable				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.18 – $ 0.19	114,000	2.86	$0.19	114,000	$0.19
0.32 – 0.32	2,050,000	9.82	0.32	—	—
0.39 – 0.68	1,401,000	8.11	0.65	600,000	0.68
0.70 – 0.99	855,000	7.65	0.76	489,000	0.72
1.13 – 3.03	834,000	7.60	1.95	532,000	2.16
3.05 – 4.50	491,000	5.98	3.95	434,000	4.03
4.51 – 12.50	81,000	4.51	11.82	81,000	11.82

	5,826,000	8.24	$1.16	2,250,000	$2.06

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

Fair Value Disclosures

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model, using the following assumptions:

	Stock Option Plans			ESPP
	2005	2004	2003	2005	2004	2003
Assumptions:
Risk-free interest rate	4.16%	3.18%	2.55%	3.34%	1.80%	1.47%
Expected life	3.0 years	4.1 years	4 years	1.25 years	1.25 years	0.7 years
Expected volatility	100.1%	106.6%	100%	100.0%	104.3%	100%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Weighted average fair values:
Exercise price less than market price	$—	$—	$—	$0.39	$0.78	$0.29
Exercise price equal to market price	$1.16	$1.19	$0.75	$—	$—	$—
Exercise price greater than market price	$—	$—	$—	$—	$—	$—

401(k) Savings Plan

In October 1999, the Company began a 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate in the 401(k) Plan pursuant to the terms of the Plan. Contributions by the Company are discretionary and the Company has made no contributions for the years ended December 31, 2005, 2004, or 2003.

Employee Stock Purchase Plan

Effective September 21, 2000, the Company adopted the 2000 Employee Stock Purchase Plan (ESPP). A total of 400,000 shares of common stock were initially reserved for issuance under this plan. In addition, subject to the Board of Directors’ discretion, on January 1, 2001 and on each anniversary thereafter, the aggregate number of shares reserved for issuances under the ESPP will be increased automatically by the lesser of: 500,000 shares, 1.5% of the outstanding shares of the Company’s Common Stock, or a lesser amount determined by the Board of Directors. During 2004 and 2003, the shares reserved for issuance under the ESPP were increased by 303,000 and 300,000 shares, respectively.

Under the ESPP, eligible employees may have up to 15% of their earnings withheld, subject to certain limitations, to be used to purchase shares of the Company’s common stock. Unless the Board of Directors shall determine otherwise, each offering period provides for consecutive 24-month periods commencing on each May 1 and November 1. Each offering period is comprised of four 6-month purchase periods. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of common stock on the commencement date of each offering period or the fair market value on the last day of the purchase period. During 2005, the shares purchased under the ESPP were 61,000 on May 2.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

NOTE 8—NET LOSS PER SHARE:

Basic and diluted net loss per share is calculated as follows:

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net loss	$(10,955)	$(15,320)	$(15,555)

Denominator:
Weighted average shares outstanding	36,364,000	24,037,000	20,085,000
Weighted average unvested common shares subject to repurchase	—	—	(9,000)

Weighted average shares used in basic and diluted net loss per share	36,364,000	24,037,000	20,076,000

Net loss per share	$(0.30)	$(0.64)	$(0.77)

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

Equity instruments that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share as their effect is antidilutive are as follows:

	At December 31,
	2005	2004	2003
Unvested common shares (shares subject to repurchase)	—	—	1,000
Shares issuable upon exercise of stock options	5,826,000	3,526,000	3,629,000
Shares issuable through ESPP	—	17,553	39,392
Shares issuable upon exercise of warrants	10,884,000	1,475,000	569,000

Total	16,710,000	5,018,553	4,238,392

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

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

Revenue from external customers by geographic area for each of the three years in the period ended December 31, 2005, were as follows:

	2005	2004	2003
United States	$3,153	$3,530	$3,195
% of total	83.5%	95.2%	93.4%
Europe	$623	$179	$226
% of total	16.5%	4.8%	6.6%

NOTE 10—INCOME TAXES:

The components of net deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Deferred tax assets
Depreciation and amortization	$420	$388
Reserves	582	275
Credits	1,150	1,150
Capitalized research & development costs	263	305
Capitalized start-up costs	14	16
Net operating loss carryforwards	36,265	31,227

	38,694	33,361

Valuation allowance	(38,694)	(33,361)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance is increased by $5,333,000 and $6,652,000 for the period ended December 31, 2005 and 2004 respectively.

As of December 31, 2005, the Company has a net operating loss carry forward for federal purposes of approximately $94.0 million, which expire beginning in the year 2018. The Company also has California net operating loss carry forward of approximately $66.5 million which expire beginning in the year 2008.

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

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

Reconciliation of the statutory federal income tax to the Company’s effective tax rate follows:

	December 31,
	2005	2004
Tax at federal statutory rate	34.0%	34.0%
Net operating losses not benefited	(40.6)	(36.6)
Accrued warrant income	8.8	2.6
Foreign tax benefit not provided	(2.0)	(0.9)
Other	(0.2)	0.9

	0.0%	0.0%

NOTE 11—RESTRUCTURING AND REORGANIZATION:

The Company initiated a restructuring of its operations intended to reduce the cost of product sales, produce a positive gross profit and reduce operating expenses. On October 31, 2005 the Company entered into an outsourced contract manufacturing agreement with LSO for the assembly of its disposable products. The agreement has a term of one year and will be renewed on an annual basis unless otherwise mutually agreed by both the parties. For the year ended December 31, 2005 the Company recorded total restructuring charge of $382,000 of which $339,000 was included in cost of goods sold and $19,000 in Research and development, $11,000 in Sales and marketing and $13,000 in General and administrative in the Consolidated Statements of Operations. These efforts allowed the Company to reduce its total headcount from 71 on November 15, 2005, to 32 on December 31, 2005. As a result the Company anticipates a positive gross profit and reduced operating expenses in 2006.

The following table summarizes the liabilities established for the restructuring activities:

	Severance Costs	Outsourcing Costs	Total
Recorded in 2005	$189	$193	$382
Payments in 2005	189	132	321

Balance at December 31, 2005	$—	$61	$61

The Company completed the cash payments related to the outsourcing costs in January 2006.

CURON MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except share and per share amounts)

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2005. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments, except for the litigation charge in the fourth quarter of 2003) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Quarter ended
	Year	March 31,		June 30,		Sept. 30,		Dec. 31,
(in thousands, except per share data)
(unaudited)
Net Sales	2005 2004	$857 906		$1,152 931		$745 862		$1,022 1,010

Gross Loss	2005 2004	(125 (116	) )	139 (179)		(97 (174	) )	(375 (180	) )

Net Loss	2005 2004	(2,966 (3,552	) )	(3,746 (3,211	) )	(716 (4,348	) )	(3,527 (4,209	) )

Earnings per share, basic and diluted	2005 2004	(0.12 (0.16	) )	(0.11 (0.13	) )	(0.02 (0.18	) )	(0.08 (0.17	) )

Shares used in computing net loss per share, basic and diluted	2005 2004	24,810 22,659		33,668 24,385		43,349 24,470		43,349 24,622

NOTE 13—SUBSEQUENT EVENTS

In February 2006, the Company filed a suit against its former insurance broker alleging failure to obtain adequate and reasonable insurance coverage, failure to properly advise the Company in securing adequate insurance coverage and failure to tender a claim to the appropriate insurance company. These matters are currently at an early stage.

On March 16, 2006, the Company entered into an assignment and license agreement with BÂRRX Medical, Inc. of Sunnyvale, California. Pursuant to the terms of the agreement, the Company granted BÂRRX an assignment of United States Patent No. 6,872,206 and a worldwide, exclusive license of certain patents pertaining to methods and/or apparatuses, including ablation devices, sizing balloons and generators, for the BÂRRX field of use, primarily the treatment of Barrett’s esophagus. In exchange for the agreement, the Company received $2.0 million in cash and a $1.0 million note payable upon the earlier of BÂRRX next equity financing or by December 31, 2006.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2005, our President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over-financial reporting.

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

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Proposal Number 2—Selection of Auditors,” beginning with the section entitled “Audit and Other Fees,” but only up to and not including the section entitled “Recommendation and Vote Required of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.”

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(A)

1.	Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets at December 31, 2005 and 2004.
Consolidated Statements of Operations, for the years ended December 31, 2005, 2004, and 2003.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004, and 2003.
Consolidated Statements of Cash Flows, for the years ended December 31, 2005, 2004, and 2003.
Notes to Consolidated Financial Statements.
Quarterly Financial Data (unaudited).

2.	Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits

Exhibit Number	Description

3.3(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Bylaws of the registrant.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1(1)	Specimen common stock certificate of the registrant.

4.3(2)

Preferred Stock Rights Agreement, dated as of October 30, 2001 between Curon Medical, Inc. and Mellon Investor Service, LLC including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.

4.4(3)	Form of Warrant to Purchase Shares of Common Stock.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1997 Stock Option Plan.

10.3(1)	2000 Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Stockholder Rights Agreement dated August 30, 1999 by and among the registrant and certain stockholders.

10.8(1)	2000 Stock Option Plan.

10.14*(1)	Technology license agreement between the registrant and Gyrus PCL (formerly Somnus Medical Technologies, Inc.) effective December 10, 1998.

10.15(1)	Technology license agreement between the registrant and University of Kansas Medical Research Institute effective February 2000.

10.21(4)	Employment Agreement with Larry C. Heaton II, President and Chief Executive Officer.

10.23(5)	Lease Agreement with Hopkins Properties, LLC for 46117 & 46107 Landing Parkway, Fremont, CA 94538, dated June 26, 2003

10.24(3)	Securities Purchase Agreement, dated as of February 4, 2004

10.25(6)	Stock Purchase Agreement, dated as of April 7, 2005, amended as of April 19, 2005

10.26(6)	Form of Common Stock Purchase Warrant

10.27*(8)	Contract Manufacturing Agreement with Life Science Outsourcing dated October 31, 2005

10.28(9)	Assignment and License Agreement dated as of March 16, 2006 by and between the registrant and BÂRRX Medical, Inc.

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 51).

31.1	Chief Executive Officer’s Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for certain portions of this Exhibit.
(1)	Filed as an Exhibit to Curon’s Registration Statement on Form S-1 (File No. 333-37866) and incorporated herein by reference.
(2)	Filed as an Exhibit to Curon’s 8-A12G filing on November 9, 2001, and incorporated by reference.
(3)	Filed as an Exhibit to Curon’s report on 8-K filing on February 6, 2004, and incorporated herein by reference.
(4)	Filed as an Exhibit to Curon’s report on 10-K for the year ending December 31, 2003, and incorporated herein by reference.
(5)	Filed as an Exhibit to Curon’s report on 10-Q for the quarter ending September 30, 2003, and incorporated herein by reference.
(6)	Filed as an Exhibit to Curon’s report on 8-K filing on April 20, 2005, and incorporated herein by reference.
(7)	Filed as an Exhibit to Curon’s report on 8-K filing on June 1, 2005, and incorporated herein by reference.
(8)	Filed as an Exhibit to Curon’s report on 8-K filing on November 4, 2005, and incorporated herein by reference.
(9)	Filed as an Exhibit to Curon’s report on 8-K filing on March 22, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2006

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

Pursuant to the requirements of the Securities Act of 1934, this report signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ LARRY C. HEATON II Larry C. Heaton II	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006

/s/ ALISTAIR F. MCLAREN Alistair F. McLaren	Chief Financial Officer and Vice President of Finance and Administration (Principal Financial Officer)	March 30, 2006

/s/ MICHAEL BERMAN Michael Berman	Director	March 30, 2006

/s/ DAVID I. FANN David I. Fann	Director	March 30, 2006

/s/ LARRY J. STRAUSS Larry J. Strauss	Director	March 30, 2006

/s/ ROBERT F. KUHLING, JR. Robert F. Kuhling, Jr.	Director	March 30, 2006

CURON MEDICAL, INC.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2005, 2004, and 2003

(In thousands)

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Allowance for Doubtful Accounts:
December 31, 2005	$54	$42	$—	$96
December 31, 2004	15	57	(18)	54
December 31, 2003	34	—	(19)	15
Inventory Reserves
December 31, 2005	41	—	(18)	23
December 31, 2004	39	16	(14)	41
December 31, 2003	39	—	—	39
Deferred Tax Valuation Allowance:
December 31, 2005	33,361	5,333	—	38,694
December 31, 2004	26,709	6,652	—	33,361
December 31, 2003	21,161	5,548	—	26,709