Form 10-Q
period 2006-03-31
CURON MEDICAL INC
filed 2006-05-15
CIK 1114365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2006, 43,351,027 shares of the Registrant’s Common Stock were outstanding.

CURON MEDICAL, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CURON MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,652	$2,819
Marketable securities	—	500
Accounts receivable, net	421	747
Inventories, net	608	879
Notes receivable	928	—
Prepaid expenses and other current assets	971	903

Total current assets	5,580	5,848

Property and equipment, net	241	300
Other assets	259	267

Total assets	$6,080	$6,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$543	$685
Accrued liabilities	581	987
Notes payable	—	64

Total current liabilities	1,124	1,736
Warrant liability	1,557	2,379
Other	55	71

Total liabilities	2,736	4,186

Contingencies and commitments (Note 5)

Stockholders’ equity:
Common stock	43	43
Additional paid-in capital	108,183	107,982
Accumulated deficit	(104,648)	(105,562)
Treasury stock	(234)	(234)

Total stockholders’ equity	3,344	2,229

Total liabilities and stockholders’ equity	$6,080	$6,415

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2006	2005
Revenues	$536	$857
Cost of goods sold	669	982

Gross loss	(133)	(125)

Operating expenses:
Research and development	202	293
Clinical and regulatory	103	200
Sales and marketing	1,257	1,785
General and administrative	1,162	939

Total operating expenses	2,724	3,217

Operating loss	(2,857)	(3,342)

Interest income	23	17
Interest expense and other income (expense), net	(2)	21
Sale of intellectual property rights	2,928	—
Decrease in warrant obligation	822	338

Net income (loss)	$914	$(2,966)

Net income (loss) per share, basic and diluted	$0.02	$(0.12)

Shares used in computing net income (loss) per share, basic	43,351	24,810

Shares used in computing net income (loss) per share, diluted	43,463	24,810

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended, March 31,
	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$914	$(2,966)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	65	75
Non-cash portion of gain on sale of IP, net	(928)	—
Decrease of warrant obligation	(822)	(338)
Stock-based compensation expense	201	(11)
Amortization of premium on securities, net	—	28
Changes in current assets and liabilities:
Accounts receivable, net	326	19
Inventories, net	271	(86)
Prepaid expenses and other current assets	(68)	304
Other assets	8	31
Accounts payable	(141)	(45)
Accrued liabilities	(406)	71
Other long-term liabilities	(16)	(1)

Net cash used in operating activities	(596)	(2,919)

Cash Flows From Investing Activities
Purchase of property and equipment	(7)	(35)
Proceeds from maturities of marketable securities	500	5,500

Net cash provided by investing activities	493	5,465

Cash Flows From Financing Activities
Principal payments on notes payable	(64)	(57)
Exercise of stock options and ESPP	—	45

Net cash used in financing activities	(64)	(12)

Net (decrease) increase in cash and cash equivalents	(167)	2,534
Cash and cash equivalents at beginning of period	2,819	374

Cash and cash equivalents at end of period	$2,652	$2,908

Supplemental disclosure of significant non cash operating activities:
Sale of intellectual property rights	$928	$—

See accompanying notes to the condensed consolidated financial statements

CURON MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, tabular amounts in thousands, except per share amounts)

NOTE 1— THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Curon Medical, Inc. (the “Company”) was incorporated in the State of Delaware in May 1997 as Conway-Stuart Medical Inc. and changed its name to Curon Medical Inc., in March 2000. The Company develops, manufactures and markets proprietary products for the treatment of gastrointestinal disorders.

Going Concern

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of March 31, 2006 the Company had cash and cash equivalents on hand of $2.7 million, working capital of $4.5 million, and an accumulated deficit of approximately $104.6 million. To continue operations, the Company must raise additional funds through the issuance of equity or debt securities in the public or private markets, or sell certain of our assets. No assurance can be given that the Company will be successful in obtaining funds from any of these transactions on acceptable terms, if at all, or if secured, that such funding would be sufficient to continue to fund our operations. In the absence of funding, the Company will be required to scale back or terminate operations. The Company believes that its cash balances will not be sufficient to fund planned expenditures in the third quarter of 2006. This raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany balances and transactions. The Company operates in one reportable segment.

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is based upon the weighted average common shares outstanding for the period plus the impact of dilutive potential common shares, including stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,
	2006	2005
Net income (loss)	$914	$(2,966)

Shares used to compute basic net income (loss) per share	43,351	24,810
Dilutive potential common shares:
Stock options	112	—

Shares used to compute diluted net income per share	43,463	24,810

Basic net income (loss) per share	$0.02	$(0.12)

Diluted net income (loss) per share	$0.02	$(0.12)

Equity instruments that could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share as their effect is antidilutive, are as follows:

	For the Three Months Ended March 31,
	2006	2005
Shares issuable through ESPP	—	44
Shares issuable upon exercise of stock options	5,552	3,380
Shares issuable upon exercise of warrants	10,884	1,475

Total	16,436	4,899

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For grants made subsequent to the adoption of FAS 123(R) stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. For grants made prior to the adoption of SFAS 123(R), the Company recognizes stock-based compensation expense using an accelerated method over the service period. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 2 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

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

Changes in product warranty obligations, including separately priced extended warranty obligations, for the three months ended March 31, 2006 and 2005 are as follows:

	For the Three Months Ended March 31,
	2006	2005
Balance as of the beginning of the period	$98	$83
Add: Accruals for warranties issued	1	6
Less: Settlements made	—	—
Revenue recognized under separately priced extended warranty obligations	(2)	(2)

Balance of the end of the period	$97	$87

NOTE 2— STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees based on estimated fair values. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25 (“APB No.25”), “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2006 included compensation expense for (1) stock-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123 and (2) stock-based payment awards granted subsequent to January 1, 2006, based on the fair value on the grant date estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total share-based compensation expense, related to all of our share-based awards, recognized under SFAS 123(R) was comprised of the following:

Three Months Ended March 31, 2006
Cost of sales	$2
Research and development	48
Clinical and regulatory	3
Sales and marketing	72
General and administrative	76

Share-based compensation expense before taxes	$201
Related income tax benefits	—
Effect of share-based compensation on net income	$201

Share-based compensation expense per basic and diluted common share	$—

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on the Company’s net deferred tax assets and the net operating loss carryforwards. As of March 31, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $603,000 net of expected forfeitures, which is expected to be recognized over a weighted period of 0.8 years.

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

During 2000, the 2000 Stock Plan (the “2000 Plan”) was adopted by the Board of Directors and became effective on September 21, 2000. The terms of this plan are generally the same as under the 1997 Plan. At March 31, 2006, there were 5,950,091 shares authorized for issuance under this plan.

Under both plans, options are granted for a period of up to ten years and that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Options generally vest 25% one year from the vest start date and ratably over the next 36 months and expire 10 years from the date of grant.

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

The fair value of each option granted is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock for the previous five years. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”) as our historical share option exercise experience does not provide a reasonable basis for estimation. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

	For the Three Months Ended March 31,
	2006	2005
Expected volatility	105%	110%
Risk-free interest rate	4.8%	4.0%
Expected life (in years)	5.5	4.0
Expected dividend yield	—	—

A summary of option activity under our plan as of March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,826	$1.16
Granted	100	0.43
Exercised	(2)	0.19
Forfeited/Expired	(260)	1.21

Outstanding at March 31, 2006	5,664	$1.15	8.03	$14

Exercisable at March 31, 2006	2,285	$2.0	6.31	$14

The weighted average grant-date fair value of options granted during the quarters ended March 31, 2006 and 2005 were $0.43 per share and $1.23 per share. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 were $1 and $139.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s consolidated statements of operations because the exercise price of the Company’s stock options granted to employees equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS No. 123(R), the Company’s results of operations prior to fiscal 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

The following table illustrates the pro forma net income and earnings per share for the three months ended March 31, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

Three Months Ended March 31, 2005
Net loss, as reported	$(2,966)
Less: stock based compensation expense determined under fair value based	(186)

Net loss - SFAS 123 adjusted	$(3,152)

Net loss per share – as reported – Basic and diluted	$(0.12)

Net loss per share – SFAS 123 adjusted – Basic and diluted	$(0.13)

NOTE 3— INVENTORIES

	March 31, 2006	December 31, 2005
Inventories:
Raw materials	$403	$494
Work-in-process	15	69
Finished goods	190	316

	$608	$879

NOTE 4— NOTE RECEIVABLE

On March 16, 2006, the Company entered into an assignment and license agreement with BARRX Medical, Inc. of Sunnyvale, California. Pursuant to the terms of the agreement, the Company granted BÂRRX an assignment of United States Patent No. 6,872,206 and a worldwide, exclusive license of certain patents pertaining to methods and/or apparatuses, including ablation devices, sizing balloons and generators, for the BÂRRX field of use, primarily the treatment of Barrett’s esophagus. In exchange for the agreement, the Company received $2.0 million in cash and a $1.0 million non-interest bearing note payable upon the earlier of

BÂRRX next equity financing or by December 31, 2006. The note payable was discounted at a rate of 10% through December 31, 2006. A non-operating gain of $2,928,000 has been recognized in the quarter ended March 31, 2006. The resulting discount of approximately $80,000 is being accreted as an addition to interest income over the term of note.

NOTE 5— CONTINGENCIES

The Company is involved in routine legal and administrative proceedings that arise from the normal conduct of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the financial results or condition of the Company.

In February 2006, the Company filed a suit against Woodruff-Sawyer & Co., a former insurance broker, seeking compensatory damages arising out of its failure to obtain adequate and reasonable insurance coverage for the Company, failure to properly advise the Company in securing adequate insurance coverage and failure to tender a claim to the appropriate insurance company. The case is currently pending in the Superior Court of the State of California in San Francisco County.

NOTE 6—SUBSEQUENT EVENTS

On May 12, 2006, the Company entered into a license agreement with Novasys Medical, Inc. Pursuant to the agreement, the Company granted a worldwide, exclusive license of United States Patent No. 6,971,395 and certain related intellectual property for use in the treatment of Genito-Urinary Conditions in males and females to Novasys Medical, Inc. in exchange for $650,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2005.

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, those relating to our beliefs and expectations regarding our expenses and our operating results, the mix of our sales and revenues derived from generators and handpieces, our beliefs and expectations regarding our future sales, our beliefs concerning our cash position and our anticipated cash needs; and the timing and extent of any reimbursement approval. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in “Risk Factors,” commencing on page 16, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements.

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

We commercially launched the Stretta System in May 2000. As of March 31, 2006, we have sold 353 control modules and approximately more than 9,000 patients have been treated with the Stretta Procedure.

Our second product, the Secca® System, is a radiofrequency energy-based system for the treatment of bowel incontinence (formerly and clinically referred to as “Fecal incontinence”). Bowel incontinence is caused by damage to the anal sphincter from childbirth, surgery, neurological disease, injury or age, and affects up to 16 million adults in the United States. Using the Secca System, physicians deliver radiofrequency energy to the sphincter muscle in the anal canal. Clinical studies have shown a reduction in bowel incontinence symptoms and improvement in general quality of life. In March 2002, we received 510(k) clearance from the FDA to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback and who are not candidates for or amenable to surgery. We undertook a limited test launch of Secca in June 2002, and fully launched the product commercially in May 2003. As of March 31, 2006, we have sold 57 control modules and estimate that, based on the quantity of handpieces both sold and used in our clinical trials, some 1,600 patients have been treated with the Secca Procedure.

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

Our Stretta System has also received regulatory approval in the European Union under their Medical Device Directive, or MDD, from the Therapeutic Goods Administration in Australia and the Canadian Standards Administration in Canada. We incorporated a subsidiary in Belgium in November 2000 to manage distribution and provide training in Europe, the Middle East and Africa. We have entered into international distribution agreements in the following countries presented in alphabetical order, all of which cover the sale of both Stretta and Secca products: Argentina, Austria, Belgium, Brazil, China (PRC), China (Republic of), China (Hong Kong), Costa Rica, Denmark, Egypt, Finland, France, Germany, Greece, India, Indonesia, Ireland, Israel, Italy, Malaysia, The Netherlands, Norway, Philippines, Poland, Portugal, Singapore, South Africa, Saudi Arabia, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, United Kingdom and Vietnam. Some agreements cover more than one country. From time to time national distributors are replaced or terminated and there may be times when we may have no representation in one or more of the above countries. Regulatory controls in certain countries prevent sales being made until the distributor completes the approval process. We are organized into a single reportable segment consisting of the development, manufacture, marketing and sale of proprietary products for the treatment of gastrointestinal disorders. We use one measure of profitability and do not disaggregate our business for internal reporting. In the United States, the Center for Medicare and Medicaid Studies, CMS, has issued our Stretta procedure both APC and CPT1 codes and our Secca procedure an APC code. We believe that a Level I CPT code for the Secca procedure will be effective either from January 1, 2007, or January 1, 2008 depending upon the timing of meeting of the necessary pre-conditions. Reimbursement for our international business varies by country.

Significant Business Trends

We have incurred losses every year since we began operations. We have generated limited revenues, and it is possible that we will never generate significant revenue from our product sales. As of March 31, 2006, we had cash and cash equivalents on hand of $2.7 million and working capital of $4.5 million. To continue operations, we must raise additional funds through the issuance of equity or debt securities in the public or private markets, or sell certain of our assets. There are no assurances that we can be successful in raising additional funds. In the absence of additional funding, we will be required to scale back or cease operations. We believe that our cash balances will not be sufficient to fund planned expenditures in the third quarter of 2006. This raises substantial doubt about our ability to continue as a going concern.

Our sales have declined substantially during the three months ended March 31, 2006 compared to the same period in 2005. We believe that the decline in sales is in part due to our recent outsourcing of the manufacturing of our disposable products and the inability of the outsourced supplier to deliver adequate quantities of disposable products. $106,000 of decline was attributable to the inability of the outsourced vendor to produce sufficient quantities to fill certain of our orders and $215,000 was attributable to the decrease in unit sales.

RESULTS OF OPERATIONS

Periods of three months ended March 31, 2006 and 2005.

Revenues

Our revenues are comprised of sales of our Stretta and Secca generators and disposable devices. Revenues for the quarter ended March 31, 2006 were $536,000, compared to $857,000 for the same quarter in 2005. The decrease compared to 2005 was due primarily to a decline in sales of our Stretta System products of $167,000, and Secca System products of $155,000. In the first quarter of 2006, Stretta System products accounted for $315,000, or 59% of the quarter’s revenues, and Secca System products accounted for $210,000, or 39%, of the quarter’s revenues. In the first quarter of 2005, Stretta System products accounted for $483,000, or 57% of the quarter’s revenues, and Secca System products were $365,000, or 43%, of the quarter’s revenues. The Stretta Control Module and Catheter accounted for $21,000, or 7%, and $274,000, or 87%, respectively, of the Stretta product line sales for the quarter ended March 31, 2006, compared to $103,000, or 21%, and $341,000, or 71%, respectively, for the same period in 2005. The Secca Control Module and Hand-pieces accounted for $42,000, or 20%, and $160,000, or 76%, respectively, of the Secca product line sales for the quarter ended March 31, 2006, compared to $92,000 or 25%, and $261,000, or 71%, respectively, for the same period in 2005. International sales accounted for $155,000 in the quarter ended March 31, 2006, compared to $135,000 in the same quarter of 2005.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and purchasing disposable devices. Cost of goods sold decreased $313,000, or 32%, to $669,000 in the quarter ended March 31, 2006 compared to $982,000 for the same period in 2005. This decrease is attributable to two factors: a decrease in unit sales volume and decrease in cost of manufacturing of our disposable products. On October 31, 2005, we entered into a contract manufacturing agreement with Life Science Outsourcing, Inc., or LSO under which we outsource the manufacturing of our disposable products. The decrease in sales resulted in a 41% reduction in direct cost of sales and 59% of the reduction in indirect expenses related to the outsourcing of our disposable products. Indirect expenses primarily include depreciation, rent, supplies, indirect salaries for manufacturing support personnel, and scrapped materials.

Research and development expenses

Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. Research and development expenses were $202,000 for the three months ended March 31, 2006, a decrease of $91,000 or 31% from research and development expenses of $293,000 for the three months ended March 31, 2005. The decrease in spending for the three months ended March 31, 2006 was due primarily to the reduced spending in our research and development department. Stock-based compensation expense related to research and development was approximately $48,000 in the first quarter of 2006 and $0 in the first quarter of 2005. The increase in stock-based compensation expense related to research and development was due to our adoption of SFAS 123(R) in the first quarter of 2006.

Clinical and regulatory expenses

Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to regulatory agencies. Clinical and regulatory expenses were $103,000 for the three months ended March 31, 2006, a decrease of $97,000 or 49% over clinical and regulatory expenses of $200,000 for the three months ended March 31, 2005. The decrease in spending for the three months ended March 31, 2006 was due primarily to the reduced headcount in our clinical and regulatory department, as compared to the first quarter of 2005. Stock-based compensation expense related to clinical and regulatory expense was approximately $3,000 in the first quarter of 2006 and ($9,000) in the first quarter of 2005. The increase in stock-based compensation expense related to clinical and regulatory was due to our adoption of SFAS 123(R) in the first quarter of 2006.

Sales and marketing expenses

Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses for the three months ended March 31, 2006 were $1,257,000, a decrease of $528,000 or 30% over sales and marketing expenses of $1,785,000 for the three months ended March 31, 2005. The decrease of $447,000 from 2005 to 2006 was primarily attributable to reduced headcount in our sales and marketing department and a reduction of commission expenses due to lower sales. We also reduced our spending on consulting, travel, trade shows and recruitment in the first quarter 2006 compared to 2005. Sales and marketing expenses will fluctuate primarily as a result of both commission expenses that are related to sales levels and timing of various medical conferences that we attend. Stock-based compensation expense related to sales and marketing expenses was $72,000 in the first quarter of 2006 and ($2,000) in the first quarter of 2005. The increase in stock-based compensation expense related to sales and marketing was due to our adoption of SFAS 123(R) in the first quarter of 2006.

General and administrative expenses

General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and our other general operating expenses. General and administrative expenses for the three months ended March 31, 2006 were $1,162,000, an increase of $223,000 or 24% over general and administrative expenses of $939,000 for the three months ended March 31, 2005. The increase was due primarily to the costs formerly allocated to other Company functions that could no longer be so treated due to our reorganization and reduction in force. Those costs were all allocated to our general and administrative expenses. Stock-based compensation expense related to general and administrative was $76,000 in the first quarter of 2006 and $0 in the first quarter of 2005. The increase in stock-based compensation expense related to general and administrative was due to our adoption of SFAS 123(R) in the first quarter of 2006.

Interest income, net

During the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005, net interest income increased by $6,000. The increase was due to an average cash and investment decrease of approximately $1.4 million, partially offset by an increase in investment yields to approximately 4.5% from 2.4%. Interest expense was not material for either period.

Sale of intellectual property rights

On March 16, 2006, we entered into an assignment and license agreement with BÂRRX Medical, Inc. of Sunnyvale, California. Pursuant to the terms of the agreement, we granted BÂRRX an assignment of United States Patent No. 6,872,206 and a worldwide, exclusive license of certain patents pertaining to methods and/or apparatuses, including ablation devices, sizing balloons and generators, for the BÂRRX field of use, primarily the treatment of Barrett’s esophagus. As consideration for our execution of the agreement, we received $2.0 million in cash and a $1.0 million note payable upon the earlier of BÂRRX’s next equity financing or by December 31, 2006. The note payable was discounted at a rate of 10% through December 31, 2006. The resulting discount of approximately $80,000 is being accreted as an addition to income over the term of note.

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

The following table shows the decreases to the fair value of the warrant obligations recorded as a non-operating income through the statement of operations for the three months ended March 31, 2006 and 2005:

	March 31,
	2006	2005
Warrant issue dates:
June 3, 2005	$608	$—
April 8, 2005	209	—
February 6, 2004	5	338

	$822	$338

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash and cash equivalents on hand of $2.7 million and working capital of $4.5 million. To continue operations, we must raise additional funds through the issuance of equity or debt securities in the public or private markets, or sell certain of our assets. No assurance can be given that we will be successful in obtaining funds from any of these transactions on acceptable terms, if at all, or if secured, that such funding would be sufficient to continue to fund our operations. Any future equity financing could result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. In the absence of funding, we will be required to scale back or terminate operations. We believe that our cash balances will not be sufficient to fund planned expenditures in the third quarter of 2006. This raises substantial doubt about our ability to continue as a going concern.

Cash used in operating activities was $0.6 million in the three month period ended March 31, 2006, and $2.9 million in the same period in 2005. On March 16, 2006, we entered into an assignment and license agreement with BARRX Medical, Inc. of Sunnyvale, California. Pursuant to the terms of the agreement, we granted BÂRRX an assignment of United States Patent No. 6,872,206 and a worldwide, exclusive license of certain patents pertaining to methods and/or apparatuses, including ablation devices, sizing balloons and generators, for the BÂRRX field of use, primarily the treatment of Barrett’s esophagus. In exchange for the agreement, we received $2.0 million in cash and a $1.0 million note payable upon the earlier of BÂRRX next equity financing or by December 31, 2006. The decrease in cash use from 2005 to 2006 is primarily driven by cash provided by the BÂRRX license assignment, and a decrease in net loss, net of non-cash related expenses, due to our substantial reduction in cash used in sales and marketing, clinical and regulatory spending, and staff headcount. On May 12, 2006, we entered into a license agreement with Novasys Medical, Inc. Pursuant to the agreement, we granted a worldwide, exclusive license of United States Patent No. 6,971,395 and certain related intellectual property for use in the treatment of Genito-Urinary Conditions in males and females to Novasys Medical, Inc. in exchange for $650,000.

Cash provided by investing activities was $0.5 and $5.5 million in the three months ended March 31, 2006 and 2005 respectively, which consisted primarily of cash provided by net proceeds from net maturities of marketable securities used to fund operations partially offset by the cash used in purchase of property and equipment. As of March 31, 2006, we had no material commitments for capital expenditures.

Cash used in financing activities was $64,000 in the three months ended March 31, 2006, primarily related to the payoff of a note payable to finance insurance policies. For the same period in 2005 cash used in financing activities was $12,000, primarily related to the proceeds from the exercise of stock options offset by the payoff of a note payable to finance insurance policies.

Contractual Obligations

The following table sets forth our contractual obligations at March 31, 2006 and the years in which such obligations are expected to be settled.

	2006	2007	Total
Future minimum lease commitments	$243	$13	$256
Inventory purchase commitments	570	—	570

	$813	$13	$826

In August 2002, we announced that our Board of Directors had authorized a stock repurchase program permitting the purchase of up to 1,000,000 shares of our Common Stock in open market transactions at prices deemed appropriate by management, and administered pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. Shares have not been repurchased under this plan since 2002.

Recently Adopted Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS 123(R), using the modified-prospective-transition method. As a result, we have included stock-based compensation costs in its results of operations for the three months ended March 31, 2006. See Note 2 to our Condensed Consolidated Financial Statements entitled “Stock-Based Compensation.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of March 31, 2006, our President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect our internal control over-financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

We have limited capital resources and we will need to terminate our operations by the third quarter of 2006 unless we are able to raise additional funds.

As of March 31, 2006, we had cash and cash equivalents on hand of $2.7 million and working capital of $4.5 million. We believe that our cash balances will not be sufficient to fund planned expenditures in the third quarter of 2006. This raises substantial doubt about our ability to continue as a going concern. We will need to terminate our operations by the third quarter of 2006 unless we are able to raise additional funds through the issuance of equity or debt securities in the public or private markets, or the sale of certain of our assets. No assurance can be given that we will be successful in obtaining funds from any of these transactions on acceptable terms, if at all, or if secured, that such funding would be sufficient to continue our operations. Any future equity financing would result in substantial dilution to our stockholders if we were to raise adequate funds for us to maintain our operations for at least 12 months. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. In the absence of funding, we will be required to scale back or terminate operations.

We are not in compliance with the minimum bid price requirement of the Nasdaq Capital Market. We will consequently be delisted on or after May 11, 2006. This may adversely affect trading in our stock and our ability to raise capital.

We have failed to comply with the minimum $1.00 per share bid price requirement for continued listing on the Nasdaq Capital Market. The Nasdaq staff has notified us that we have until May 11, 2006 to demonstrate compliance with the minimum bid price requirement, or the Nasdaq staff will provide notification that our stock will be delisted. We have not taken any action to remedy this deficiency. Consequently, we will receive a notice of delisting on May 11, 2006, we may appeal the decision but there are no assurances we will pursue an appeal or that we will be successful in remaining listed. If we are ultimately delisted, trading in our common stock could be subject to the so-called “penny stock” rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in those securities. Consequently, removal from the Nasdaq Capital Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market on our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. These rules could further limit the market liquidity of our common stock. Upon delisting from the Nasdaq Capital Market, our stock price is likely to decline significantly.

We have certain significant contractual obligations, and the payment of them in the near future will adversely affect our operations.

We have potential obligations which are not readily apparent from our financial statements. In particular, we have offered retention bonuses to certain of our employees at the beginning of this year in the aggregate of $566,000. These bonuses are payable upon an employee’s involuntary termination on or prior to December 31, 2006. In addition, we have contractual severance obligations for two of our executive officers totaling $286,000. These payments together represent a potential aggregate obligation of $852,000. In light of our low cash balances, payment for any or all of these obligations will have a material adverse effect on our ability to continue as a going concern.

We may never achieve or maintain significant revenues or profitability.

We have incurred losses every year since we began operations. In particular, we incurred net losses of $11.0 million in 2005, $15.3 million in 2004, and $15.6 million in 2003. As of March 31, 2006, we had an accumulated deficit of approximately $104.6 million. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We have generated limited revenues, and it is possible that we will never generate significant revenue from product sales. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next several years and these losses may increase. It is possible that we will never achieve profitable operations.

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

By way of illustration, during the quarter ended March 31, 2006, our contract manufacturer experienced difficulties in manufacturing disposable products in sufficient quantities to fill certain of our orders. Consequently, we were unable to fill those orders on a timely basis which negatively impacted our revenues by approximately $106,000. There are no assurances that our contract manufacturer will be able to consistently produce disposable products in the amount and at the time when they are needed in the future.

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

To achieve increasing sales, our products must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. Our products represent a significant departure from conventional treatment methods. We believe that physicians will not increase rates of adoption of our systems unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that our systems provide an effective and attractive alternative to conventional means of treatment. Currently, there are over 30 peer-reviewed journal articles on the Stretta procedure, including the results of our Stretta randomized trial, and six peer-reviewed journal articles on the Secca procedure. Some physicians also may be slow to adopt our products because of perceived liability risks and inadequacy of third-party reimbursement. Future adverse events or recalls could also impact future acceptance rates. Additionally, some of our customers and potential customers also find the 30-45 minutes necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. Finally, due to our reduced operations, especially in our sales and marketing efforts, and the substantial doubt about our ability to continue as a going concern due to our financial condition, we may have difficulty attracting new physicians and retaining existing physicians. If we cannot achieve increasing physician adoption rates of our products, we may never achieve significant revenues or profitability.

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

We do not feel that we compete with large pharmaceutical companies, such as AstraZeneca, Takeda Abbott Pharmaceutical, Wyeth Laboratories and Eisai, because candidate patients for Stretta are intolerant to drug therapy or have failed, or only partially responded to, drug therapy. However, these companies have an established relationship with the gastroenterology community and generate over $12 billion in annual U.S. revenues from the proton pump inhibitor drug class. We could be adversely affected if one or more pharmaceutical companies elects to market aggressively against our product, or if a new, more effective, pharmaceutical product is developed. These companies may also make it difficult for us to achieve market penetration by highlighting our financial condition and the substantial doubt about our ability to continue as a going concern.

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

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
3.3(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Bylaws of the registrant.

3.5(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1(1)	Specimen common stock certificate of the registrant.

4.4(3)	Form of Warrant to Purchase Shares of Common Stock.

4.5(4)	Form of Common Stock Purchase Warrant.

10.28(5)	Assignment and License Agreement dated as of March 16, 2006 by and between the registrant and BÂRRX Medical, Inc.

31.1	Chief Executive Officer’s Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to Curon’s Registration Statement on Form S-1 (File No. 333-37866) and incorporated herein by reference.
(2)	Filed as an Exhibit to Curon’s report on 8-K filing on June 1, 2005, and incorporated herein by reference.
(3)	Filed as an Exhibit to Curon’s report on 8-K filing on February 6, 2004, and incorporated herein by reference.
(4)	Filed as an Exhibit to Curon’s report on 8-K filing on April 20, 2005, and incorporated herein by reference.
(5)	Filed as an Exhibit to Curon’s report on 8-K filing on March 22, 2006, and incorporated herein by reference.

CURON MEDICAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURON MEDICAL, INC. (Registrant)

Date: May 15, 2006	By:	/s/ LARRY C. HEATON II
Larry C. Heaton II President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)