Form 10-Q
period 2006-06-30
CURON MEDICAL INC
filed 2006-08-11
CIK 1114365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of July 28, 2006, 10,837,733 shares of the Registrant’s Common Stock were outstanding.

CURON MEDICAL, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CURON MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,659	$2,819
Marketable securities	—	500
Accounts receivable, net of allowance for doubtful accounts of $146 and $96 respectively	765	747
Inventories, net of reserves of $29 and $23 respectively	483	879
Notes receivable	951	—
Prepaid expenses and other current assets	919	903

Total current assets	4,777	5,848

Property and equipment, net	182	300
Other assets	233	267

Total assets	$5,192	$6,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$591	$685
Accrued liabilities	671	987
Notes payable	263	64

Total current liabilities	1,525	1,736

Warrant obligation	389	2,379
Other	32	71

Total liabilities	1,946	4,186

Contingencies and commitments (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2006 and December 31, 2005, respectively, no shares issued and outstanding at June 30, 2006 and December 31, 2005.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2006 and December 31, 2005; 10,837,733 and 43,349,465 shares issued and outstanding at June 30, 2006 (unaudited) and December 31, 2005, (audited) respectively.	11	43
Additional paid-in capital	108,392	107,982
Accumulated deficit	(104,923)	(105,562)
Treasury stock, 81,333 and 325,335 shares at June 30, 2006 and December 31, 2005, respectively, held at cost	(234)	(234)

Total stockholders’ equity	3,246	2,229

Total liabilities and stockholders’ equity	$5,192	$6,415

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$1,108	$1,152	$1,644	$2,009
Cost of goods sold	763	1,013	1,432	1,995

Gross margin	345	139	212	14

Operating expenses:
Research and development	141	301	343	594
Clinical and regulatory	139	320	242	520
Sales and marketing	1,201	2,509	2,458	4,294
General and administrative	1,053	929	2,215	1,868

Total operating expenses	2,534	4,059	5,258	7,276

Operating loss	(2,189)	(3,920)	(5,046)	(7,262)

Interest income	23	32	46	49
Change in fair value of warrant liability	1,168	153	1,990	491
Sale of intellectual property rights	673	—	3,601	—
Other income (expense), net	50	(11)	48	10

Net income (loss)	$(275)	$(3,746)	$639	$(6,712)

Net income (loss) per share, basic and diluted	$(0.03)	$(0.45)	$0.06	$(0.92)

Shares used in computing net income (loss) per share, basic and diluted (1)	10,838	8,417	10,838	7,316

(1)	On May 26, 2006, the Company effected one-for-four reverse stock split, which has been applied retroactively for all periods presented

See accompanying notes to condensed consolidated financial statements

CURON MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended, June 30,
	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$639	$(6,712)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	125	148
Non-cash portion of gain on sale of IP, net	(951)	—
Decrease of warrant liability	(1,990)	(491)
Stock-based compensation expense	378	(16)
Amortization of premium on securities, net	—	28
Changes in current assets and liabilities:
Accounts receivable, net	(18)	(121)
Inventories, net	396	(234)
Prepaid expenses and other current assets	(16)	(120)
Other assets	34	5
Accounts payable	(94)	58
Accrued liabilities	(316)	115
Other long-term liabilities	(39)	(23)

Net cash used in operating activities	(1,852)	(7,363)

Cash Flows From Investing Activities
Purchase of property and equipment	(7)	(51)
Purchase of marketable securities	—	(2,108)
Proceeds from maturities of marketable securities	500	5,500

Net cash provided by investing activities	493	3,341

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of issuance costs	—	10,981
Proceeds from issuance of notes payable	263	675
Principal payments on notes payable	(64)	(288)
Exercise of stock options and ESPP	—	82

Net cash provided by financing activities	199	11,450

Net increase (decrease) in cash and cash equivalents	(1,160)	7,428
Cash and cash equivalents at beginning of period	2,819	374

Cash and cash equivalents at end of period	$1,659	$7,802

Supplemental disclosure of significant non cash operating activities:
Sale of intellectual property rights	$951	$—

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

Going Concern

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of June 30, 2006 the Company had cash and cash equivalents on hand of $1.7 million, working capital of $3.3 million, and an accumulated deficit of approximately $104.9 million. To continue operations, the Company must raise additional funds through the issuance of equity or debt securities in the public or private markets, or sell certain of its assets. No assurance can be given that the Company will be successful in obtaining funds from any of these transactions on acceptable terms, if at all, or if secured, that such funding would be sufficient to continue to fund its operations. In the absence of funding, the Company will be required to scale back or terminate operations. The Company believes that its cash balances will not be sufficient to fund planned expenditures in the fourth quarter of 2006. This raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Developments

On May 15, 2006, the Company received a Nasdaq Staff Determination indicating that the Company had not regained compliance with the requirements for continued listing set forth in Marketplace Rule 4310(c)(4), and that the Company’s common stock was, therefore, subject to delisting from The Nasdaq Capital Market at the opening of business on May 24, 2006. The applicable rule provides that if the closing bid price of a company’s stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting. On May 24, 2006, the Company’s common stock was delisted from the Nasdaq Capital Market and was quoted on the “Pink Sheets” under the symbol CRNM.PK. On July 27, 2006, the Over-the-Counter Bulletin Board began quotation of the Company’s common stock under the symbol CRNM.OB.

Reverse Stock Split

On May 26, 2006, the Company effected a one-for-four reverse stock split. The reverse stock split caused every four shares of the Company’s outstanding common stock to convert automatically into one share of common stock. As a result, upon the effective time of the stock split, the number of the Company’s shares outstanding decreased to one-fourth of the number previously outstanding and the price of the common stock immediately after the reverse stock split increased by four times. Effective upon the opening of the market on June 9, 2006, the shares of common stock were quoted on a post-split basis on the Pink Sheets. Except as otherwise indicated, all amounts in the accompanying consolidated financial statements (except for shares of authorized common stock) have been restated to give effect to the stock split.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is based upon the weighted average common shares outstanding for the period plus the impact of dilutive potential common shares, including stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months and six ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss) (numerator):
Net income (loss)	$(275)	$(3,746)	$639	$(6,712)

Shares (denominator):
Weighted average shares outstanding	10,838	8,417	10,838	7,316

Net income (loss) per share-basic and diluted	$(0.03)	$(0.45)	$0.06	$(0.92)

Equity instruments that could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share as their effect is antidilutive, are as follows:

	For the Six Months Ended June 30,
	2006	2005
Shares issuable through ESPP	—	5
Shares issuable upon exercise of stock options	1,348	1,121
Shares issuable upon exercise of warrants	2,721	2,863

Total	4,069	3,989

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six month ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For grants made subsequent to the adoption of FAS 123(R) stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. For grants made prior to the adoption of SFAS 123(R), the Company recognizes stock-based compensation expense using an accelerated method over the service period. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 2 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

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

Changes in product warranty obligations, including separately priced extended warranty obligations, for the six months ended June 30, 2006 and 2005 are as follows:

	For the Six Months Ended June 30,
	2006	2005
Balance as of the beginning of the period	$98	$83
Add: Accruals for warranties issued	1	14
Less: Settlements made	(1)	(5)
Revenue recognized under separately priced extended warranty obligations	(4)	(4)

Balance of the end of the period	$94	$88

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123(R). Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and six months ended June 30, 2006 included compensation expense for (1) stock-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123 and (2) stock-based payment awards granted subsequent to January 1, 2006, based on the fair value on the grant date estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized for the three and six month ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total share-based compensation expense, related to all of our share-based awards, recognized under SFAS 123(R) was comprised of the following:

	Three-months ended June 30, 2006	Six-months ended June 30, 2006
Cost of sales	$14	$16
Research and development	19	67
Clinical and regulatory	1	4
Sales and marketing	62	134
General and administrative	81	157

Share-based compensation expense before taxes	$177	$378
Related income tax benefits	—	—
Effect of share-based compensation on net income	177	378

Share-based compensation expense per basic and diluted common share	$0.02	$0.03

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on the Company’s net deferred tax assets and the net operating loss carryforwards. As of June 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $428,000 net of expected forfeitures, which is expected to be recognized over a weighted period of 0.6 years.

Stock Option Plans

During 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”). The 1997 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or non statutory stock options. Incentive stock options (ISO) may be granted only to Company employees (including officers and directors who are also employees). Non statutory stock options (NSO) may be granted to Company employees, officers, directors, and consultants. The Company reserved 669,750 of common stock for issuance under the 1997 Plan. The first options were issued in 1998. No further options will be granted under the 1997 Plan. The remaining shares reserved for issuance under this plan are being used for grant under the 2000 Stock Plan.

During 2000, the 2000 Stock Plan (the “2000 Plan”) was adopted by the Board of Directors and became effective on September 21, 2000. The terms of this plan are generally the same as under the 1997 Plan. At June 30, 2006, there were 1,487,522 shares authorized for issuance under this plan.

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

With effect from June 16, 2004, the 2000 Stock Option Plan was amended to include each non-employee director elected to the Board of Directors for the first time following the Annual Meeting will receive upon election an initial grant of options to purchase 3,750 shares of common stock at fair market value on the date of grant as well as an annual grant of options to purchase 3,750 shares for each year during the director’s term. All of the foregoing options have a ten-year term. The initial option grants as well as the annual grants are fully vested and immediately exercisable on the day of grant. All grants issued to outside Board members will be exercisable for up to a year from the date of such Board member’s termination of service with the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	117%	100%	110%	100%
Risk-free interest rate	5.1%	3.7%	4.9%	3.7%
Expected life (in years)	5.0	3.8	5.3	3.8
Expected dividend yield	—	—	—	—

A summary of option activity under our plan as of June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,456	$4.64
Granted	40	1.27
Exercised	—	—
Forfeited / Expired	(148)	4.48

Outstanding at June 30, 2006	1,348	4.56	7.74	—

Exercisable at June 30, 2006	640	7.22	6.35	—

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 were $1.27 per share and $2.78 per share. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 were $0 and $139.

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

The following table illustrates the pro forma net loss and earnings per share for the three and six months ended June 30, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three-months ended June 30, 2005	Six-months ended June 30, 2005
Net loss as reported	$(3,746)	$(6,712)
Less: stock-based compensation expense determined under fair value based	(225)	(411)

Net loss -SFAS adjusted	$(3,971)	$(7,123)

Net loss per share - as reported - Basic and diluted	$(0.45)	$(0.92)

Net loss per share - SFAS 123 adjusted - Basic and diluted	$(0.47)	$(0.97)

NOTE 3— INVENTORIES

	June 30, 2006	December 31, 2005
Inventories:
Raw materials	$281	$494
Work-in-process	33	69
Finished goods	169	316

	$483	$879

NOTE 4— NOTE RECEIVABLE

On March 16, 2006, the Company entered into an assignment and license agreement with BARRX Medical, Inc. of Sunnyvale, California. Pursuant to the terms of the agreement, the Company granted BÂRRX an assignment of United States Patent No. 6,872,206 and a worldwide, exclusive license of certain patents pertaining to methods and/or apparatuses, including ablation devices, sizing balloons and generators, for the BÂRRX field of use, primarily the treatment of Barrett’s esophagus. In exchange for the agreement, the Company received $2.0 million in cash and a $1.0 million non-interest bearing note payable upon the earlier of BÂRRX next equity financing or by December 31, 2006. The note payable was discounted at a rate of 10% through December 31, 2006. A non-operating gain of $2,951,000 has been recognized for the six months ended June 30, 2006. The resulting discount of approximately $49,000 is being accreted as an addition to income over the term of note.

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

NOTE 6—SUBSEQUENT EVENTS

On July 17, 2006, the Company received $1.0 million in cash as payment in full of a note payable by BARRX Medical, Inc. as more fully disclosed in Note 4 above, thereby terminating the note obligation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2005.

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, those relating to our beliefs and expectations regarding our expenses and our operating results, the mix of our sales and revenues derived from generators and handpieces, our beliefs and expectations regarding our future sales, our beliefs concerning our cash position and our anticipated cash needs; and the timing and extent of any reimbursement approval. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in “Risk Factors,” commencing on page 18, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements.

Overview

We were incorporated in Delaware in May 1997 as Conway-Stuart Medical Inc. and changed our name to Curon Medical Inc., in March 2000. We develop, manufacture and market innovative proprietary products for the treatment of gastrointestinal disorders. Our products consist of radiofrequency generators and single-use disposable devices.

Our first product, the Stretta system, received United States Food and Drug Administration, or FDA, clearance in April 2000 for the treatment of gastroesophageal reflux disease, or GERD, which affects approximately 19 million U.S. adults on a daily basis. In patients with GERD, acidic stomach contents reflux backward from the stomach into the esophagus, causing a wide range of symptoms and complications, including, most commonly, persistent heartburn and chest pain. Unlike medication, which addresses GERD symptoms, our Stretta system applies radiofrequency energy to treat the causes of GERD. The Stretta system consists of a disposable catheter with needle electrodes and our control module, which is a radiofrequency energy generator. Using the Stretta system, the physician delivers temperature-controlled radiofrequency energy to the muscle of the lower esophageal sphincter and upper portion of the stomach. The delivery of this energy creates heat, causing tissue contraction and creating thermal lesions that resorb over time, resulting in improved sphincter function. Clinical studies show a significant reduction in GERD symptom scores, esophageal acid exposure, and use of anti-secretory medications.

We commercially launched the Stretta system in May 2000. As of June 30, 2006, we have sold 366 control modules and estimate that, based on the quantity of catheters both sold and used in clinical trials, some 10,000 patients have been treated with the Stretta procedure.

Our second product, the Secca system, is a radiofrequency energy-based system for the treatment of bowel incontinence (also referred to as “fecal incontinence”). Bowel incontinence is caused by damage to the anal sphincter from childbirth, surgery, neurological disease, injury or age, and affects up to 16 million adults in the United States. Using the Secca system, physicians deliver radiofrequency energy to the sphincter muscle in the anal canal. Clinical studies have shown a reduction in bowel incontinence symptoms and improvement in general quality of life. In March 2002, we received 510(k) clearance from the FDA to market the Secca System for the treatment of fecal incontinence in patients who have failed more conservative therapies such as diet modification and biofeedback. We undertook a limited test launch of Secca in June 2002, and fully launched the product commercially in May 2003. As of June 30, 2006, we have sold 61 control modules and estimate that, based on the quantity of handpieces both sold and used in our clinical trials, some 1,600 patients have been treated with the Secca procedure.

We have a direct sales force and independent representatives to market and sell our products in the United States. We market the Stretta system as an alternative to anti-reflux surgery, primarily to high volume general surgeons and gastroenterologists. In the United States, we estimate that there are approximately 4,500 general surgeons and 7,000 gastroenterologists who actively perform endoscopy. We market the Secca system primarily to colon and rectal surgeons and to those general surgeons who perform colorectal surgery. We estimate that there are approximately 1,200 colon and rectal surgeons and over 3,000 general surgeons that routinely perform colorectal surgery in the United States.

Our Stretta system has also received regulatory approval in the European Union under their Medical Device Directive, or MDD, from the Therapeutic Goods Administration in Australia and the Canadian Standards Administration in Canada. We incorporated a subsidiary in Belgium in November 2000 to manage distribution and provide training in Europe, the Middle East and Africa. We have entered into international distribution agreements in the following countries presented in alphabetical order, all of which cover the sale of both Stretta and Secca products: Argentina, Austria, Belgium, Brazil, China (PRC), China (Republic of), China (Hong Kong), Costa Rica, Denmark, Egypt, Finland, France, Germany, Greece, India, Indonesia, Ireland, Israel, Italy, Japan,

Malaysia, The Netherlands, Norway, Philippines, Poland, Portugal, Singapore, South Africa, Saudi Arabia, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, United Kingdom and Vietnam. Some agreements cover more than one country. From time to time national distributors are replaced or terminated and there may be times when we may have no representation in one or more of the above countries. Regulatory controls in certain countries prevent sales being made until the distributor completes the approval process. We are organized into a single reportable segment consisting of the development, manufacture, marketing and sale of proprietary products for the treatment of gastrointestinal disorders. We use one measure of profitability and do not disaggregate our business for internal reporting.

In the United States, the Center for Medicare and Medicaid Studies, CMS, has issued our Stretta procedure both an APC and a Level 1CPT code and our Secca procedure an APC code. We believe that a Level I CPT code for the Secca procedure will be effective January 1, 2008 depending upon meeting the necessary pre-conditions. Reimbursement for our international business varies by country.

Significant Business Trends

We have incurred losses every year since we began operations. We have generated limited revenues, and it is possible that we will never generate significant revenue from our product sales. As of June 30, 2006, we had cash and cash equivalents on hand of $1.7 million and working capital of $3.3 million. To continue operations, we must raise additional funds through the issuance of equity or debt securities in the public or private markets, or sell certain of our assets. There are no assurances that we can be successful in raising additional funds. Any future equity financing could result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. In the absence of additional funding, we will be required to scale back or cease operations. We believe that our cash balances will not be sufficient to fund planned expenditures in the fourth quarter of 2006. This raises substantial doubt about our ability to continue as a going concern.

Our sales have declined during the three and six months ended June 30, 2006 compared to the same periods in 2005. We believe that the decline in sales is in part due to the inability of our outsourced supplier to deliver adequate quantities of disposable products during the first quarter of 2006 and in other part due to decline in unit sales during the first and second quarter of 2006.

One of our key contract manufactures experienced a delay in its ISO re-certification process, which consequently caused the delay of our own ISO re-certification. Our ISO certification lapsed on July 31, 2006. We are in the process of re-certification. We presently expect to be re-certified by September 2006, but there are no assurances that the re-certification will occur in a timely manner. Prior to re-certification, we may continue to fulfill orders from customers within any of the 25 European Union member countries using inventory manufactured prior to the lapse of our certification. We presently expect to be able to fulfill demand from customers in the European Union in the near future using our existing certified inventory.

Recent Developments

On May 15, 2006, we received a Nasdaq Staff Determination indicating that we had not regained compliance with the requirements for continued listing set forth in Marketplace Rule 4310(c)(4), and that our common stock was, therefore, subject to delisting from The Nasdaq Capital Market at the opening of business on May 24, 2006. On May 24, 2006, our common stock was delisted from the Nasdaq Capital Market and was quoted on the “Pink Sheets” under the stock symbol CRNM.PK. Commencing on July 27, 2006, our share became quoted on the Over-the-Counter Bulletin Board under the stock symbol CRNM.OB.

Reverse Stock Split

On May 26, 2006, we effected a one-for-four reverse stock split. The reverse stock split caused every four shares of our outstanding common stock to convert automatically into one share of common stock. Effective upon the opening of the market on June 9, 2006, our shares of common stock were quoted on a post-split basis on the Pink Sheets and commencing on July 27, 2006 on the Over-the-Counter Bulletin Board. Except as otherwise indicated, all amounts in the accompanying consolidated financial statements (except for shares of authorized common stock) have been restated to give effect to the stock split.

RESULTS OF OPERATIONS

Periods of three and six months ended June 30, 2006 and 2005.

Revenues

Our revenues are comprised of sales of our Stretta and Secca generators and disposable devices. Revenues for the quarter ended June 30, 2006 declined by $44,000, or 4%, to $1,108,000 from $1,152,000 for the same quarter in 2005. In the second quarter of 2006, Stretta system products accounted for $719,000, or 66% of the quarter’s revenues, and Secca system products accounted for $376,000, or 34%, of the quarter’s revenues. In the second quarter of 2005, Stretta system products accounted for $593,000, or 52% of the quarter’s revenues, and Secca system products were $544,000, or 48%, of the quarter’s revenues. The Stretta control module and catheter products accounted for $307,000, or 43%, and $389,000, or 54%, respectively, of the Stretta product line sales for the quarter ended June 30, 2006, compared to $187,000, or 32%, and $372,000, or 63%, respectively, for the same period in 2005. The Secca control module and hand-pieces accounted for $112,000, or 30%, and $249,000, or 66%, respectively, of the Secca product line sales for the quarter ended June 30, 2006, compared to $194,000 or 36%, and $324,000, or 59%, respectively, for the same period in 2005. International sales accounted for $481,000 in the quarter ended June 30, 2006, compared to $146,000 in the same quarter of 2005.

Revenues for the six months ended June 30, 2006 declined by $365,000, or 18%, to $1,644,000, compared to $2,009,000 for the same period in 2005. The decrease compared to 2005 was due primarily to decreased sales of Secca system products of $322,000. Stretta system products accounted for $1,034,000, or 64%, and Secca system products $586,000, or 36% of the revenues for the six months ended June 30, 2006, as compared to $1,061,000, or 54% and $908,000, or 46%, respectively, for the same period in 2005. The Stretta control module and catheter products accounted for $328,000, or 32%, and $663,000, or 64%, respectively, of the Stretta system product sales for the six months ended June 30, 2006, compared to $290,000, or 27%, and $713,000, or 67%, respectively, for the same period in 2005. The Secca control module and handpieces accounted for $154,000, or 26%, and $409,000, or 70%, respectively, of the Secca system product sales for the six months ended June 30, 2006, compared to $286,000, or 31%, and $584,000, or 64%, respectively, for the same period in 2005. International sales accounted for $636,000 in the six month ended June 30, 2006, compared to $281,000 in the same period of 2005.

Cost of goods sold

Our costs of goods sold represent the cost of producing generators and purchasing disposable devices. Cost of goods sold decreased $250,000, or 25%, to $763,000 in the quarter ended June 30, 2006 compared to $1,013,000 for the same period in 2005. For the six months ended June 30, 2006, cost of goods sold were $1,432,000, a decrease of $563,000 or 28% over the cost of goods sold of $1,995,000 for the same period in 2005. This decrease is attributable to a decrease in cost of manufacturing of our disposable products. On October 31, 2005, we entered into a contract manufacturing agreement with Life Science Outsourcing, Inc., or LSO under which we outsource the manufacturing of our disposable products. This resulted in a decrease of 70% and 64% in indirect expenses related to the outsourcing of our disposable products for the three and six months ended June 30, 2006, respectively compared to the same periods in 2005. Indirect expenses primarily include depreciation, rent, supplies, indirect salaries for manufacturing support personnel, and scrapped materials.

Research and development expenses

Research and development expenses consist primarily of personnel costs, professional services, patent application and maintenance costs, materials, supplies and equipment. For the three and six months ended June 30, 2006, we reduced spending in our research and development department activities. Research and development expenses were $141,000 for the three months ended June 30, 2006, a decrease of $160,000 or 53% from research and development expenses of $301,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, research and development expenses were $343,000, a decrease of $251,000 or 42% over research and development expenses of $594,000 for the same period in 2005. Stock-based compensation expense related to research and development for the three and six months ended June 30, 2006 were approximately $19,000 and $67,000, respectively and $0 in the three months and six months ended June 30, 2005. The increase in stock-based compensation expense related to research and development was due to our adoption of SFAS 123(R) beginning in the first quarter of 2006.

Clinical and regulatory expenses

Clinical and regulatory expenses consist primarily of expenses associated with the costs of clinical trials, clinical support personnel, the collection and analysis of the results of these trials, and the costs of submission of the results to regulatory agencies. Clinical and regulatory expenses were $139,000 for the three months ended June 30, 2006, a decrease of $181,000 or 57% over clinical and regulatory expenses of $320,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, clinical and regulatory expenses were $242,000, a decrease of $278,000 or 53% over clinical and regulatory expenses of $520,000 for the same period in 2005. The decrease in spending for the three and six months ended June 30, 2006 was due primarily to the reduced headcount in our clinical and regulatory department combined with reduced clinical trial activity, as compared to the same periods in 2005. Stock-based compensation expense related to clinical and regulatory expense for the three and six months ended June 30, 2006 were approximately $1,000 and $4,000, respectively and ($4,000) and ($13,000) for the same period in 2005. The increase in stock-based compensation expense related to clinical and regulatory was due to our adoption of SFAS 123(R) beginning in the first quarter of 2006.

Sales and marketing expenses

Sales and marketing expenses consist of personnel related costs, advertising, public relations and attendance at selected medical conferences. Sales and marketing expenses for the three months ended June 30, 2006 were $1,201,000, a decrease of $1,308,000 or 52% over sales and marketing expenses of $2,509,000 for the three months ended June 30, 2006. $469,000 of the decrease was attributable to reduced headcount in our sales and marketing department, $344,000 of the decrease was attributable to reduced spending on trade shows and medical conferences and $224,000 of the decrease was attributable to reduced consulting and other outside services. For the six months ended June 30, 2006, sales and marketing expenses were $2,458,000, a decrease of $1,836,000 or 43% over sales and marketing expenses of $4,294,000 for the same period in 2005. $916,000 of the decrease was attributable to reduced headcount in our sales and marketing department, $457,000 of the decrease was attributable to reduced spending on trade shows and medical conferences and $264,000 of the decrease was attributable to reduced travel expenses. Stock-based compensation expense related to sales and marketing expenses for the three and six months ended June 30, 2006 were approximately $62,000 and $134,000, respectively and ($1,000) and ($3,000) for the same period in 2005. The increase in stock-based compensation expense related to sales and marketing was due to our adoption of SFAS 123(R) beginning in the first quarter of 2006.

General and administrative expenses

General and administrative expenses consist primarily of the cost of corporate operations and personnel, legal, accounting and our other general operating expenses. General and administrative expenses for the three months ended June 30, 2006 were $1,053,000, an increase of $124,000 or 13% over general and administrative expenses of $929,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, general and administrative expenses were $2,215,000, an increase of $347,000 or 19% over general and administrative expenses of $1,868,000. The increase for the three and six months ended June 30, 2006 was due primarily to the costs formerly allocated to other Company functions that could no longer be so treated due to our reorganization and reduction in force. Those costs were all allocated to our general and administrative expenses. Stock-based compensation expense related to general and administrative expense for the three and six months ended June 30, 2006 were approximately $81,000 and $157,000, respectively and $0 in the three months and six months ended June 30, 2005. The increase in stock-based compensation expense related to general and administrative was due to our adoption of SFAS 123(R) beginning in the first quarter of 2006.

Interest income, net

During the quarter ended June 30, 2006, compared to the quarter ended June 30, 2006, net interest income decreased by $9,000, or 28%, to $23,000, compared to $32,000 for the same period in 2005. For the six months ended June 30, 2006, compared to the same period in 2005, net interest income decreased by $3,000, or 6% to $46,000 compared to $49,000 for the same period in 2005. The decrease in interest income is due to a decrease in total average cash and investment balance, partially offset by an increase in investment yields to approximately 4.9% from 3.2%. Interest expense was not material for any period presented.

Decrease in warrant obligation

Our sale of 4,611,269 newly issued shares on April 8 and June 3, 2005 included warrants to purchase an additional 620,324 and 1,685,310 respectively, shares of common stock to investors and warrants to purchase 138,338 shares of common stock to our placement agent. These warrants provide for cash redemption by the holders upon the occurrence of certain events outside our control. As a result, the aggregate fair value of the warrants of $1,430,000 and $3,325,000, respectively, determined using the Black-Scholes model, was recorded as a liability on the issuance dates with subsequent changes to the fair value of the warrants being recorded as a non-operating item through the statement of operations.

Our sale of 1,006,250 newly issued shares on February 6, 2004, included warrants to purchase an additional 226,406 shares of common stock. In accordance with the warrant purchase agreement and following the first closing of our 2005 financing, we notified holders of common stock warrants issued in February 2004 that the exercise price of the warrants decreased from $18.84 to $15.40 and the number of common stock shares to purchase upon exercise of warrants increased from 226,406 to 276,980, so that the aggregate exercise price of $4,265,494 remains unchanged. Similar to our 2005 warrants, these warrants also provide for cash redemption by the holders upon the occurrence of certain events outside our control. As a result, the aggregate fair value of the warrants of $1,669,000, determined using the Black-Scholes model, was recorded as a liability at the time of sale with subsequent changes to the fair value of the warrants being recorded as a non-operating item through the statement of operations.

The following table shows the decreases to the fair value of the warrant obligations recorded as a non-operating income through the statement of operations for the three and six month ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Warrant issue dates	2006	2005	2006	2005
June 3, 2005	$849	$(96)	$1,457	$(96)
April 8, 2005	318	189	527	189
February 6, 2004	1	60	6	398

	$1,168	$153	$1,990	$491

Sale of intellectual property rights

On March 16, 2006, we entered into an assignment and license agreement with BÂRRX Medical, Inc. of Sunnyvale, California. Pursuant to the terms of the agreement, we granted BÂRRX an assignment of United States Patent No. 6,872,206 and a worldwide, exclusive license of certain patents pertaining to methods and/or apparatuses, including ablation devices, sizing balloons and generators, for the BÂRRX field of use, primarily the treatment of Barrett’s esophagus. As consideration for our execution of the agreement, we received $2.0 million in cash and a $1.0 million note payable upon the earlier of BÂRRX’s next equity financing or by December 31, 2006. The note payable was discounted at a rate of 10% through December 31, 2006. The resulting discount of approximately $49,000 at June 30, 2006 is being accreted as an addition to income over the term of note. Subsequently on July 17, 2006, we received full payment against the $1.0 million note payable, thereby terminating the note agreement.

On May 12, 2006, we entered into a license agreement with Novasys Medical, Inc. Pursuant to the agreement, we granted a worldwide, exclusive license to Novasys Medical, Inc. of United States Patent No. 6,971,395 and certain related intellectual property for use in the treatment of Genito-Urinary Conditions in males and females in exchange for $650,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash and cash equivalents on hand of $1.7 million and working capital of $3.3 million. To continue operations, we must raise additional funds through the issuance of equity or debt securities in the public or private markets, or sell certain of our assets. No assurance can be given that we will be successful in obtaining funds from any of these transactions on acceptable terms, if at all, or if secured, that such funding would be sufficient to continue to fund our operations. Any future equity financing could result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. In the absence of funding, we will be required to scale back or terminate operations. We believe that our cash balances will not be sufficient to fund planned expenditures in the fourth quarter of 2006. This raises substantial doubt about our ability to continue as a going concern.

Cash used in operating activities was $1.9 million in the six month period ended June 30, 2006, and $7.4 million in the same period in 2005. On March 16, 2006, we entered into an assignment and license agreement with BARRX Medical, Inc. of Sunnyvale, California. Pursuant to the terms of the agreement, we granted BÂRRX an assignment of United States Patent No. 6,872,206 and a worldwide, exclusive license of certain patents pertaining to methods and/or apparatuses, including ablation devices, sizing balloons and generators, for the BÂRRX field of use, primarily the treatment of Barrett’s esophagus. In exchange for the agreement, we received $2.0 million in cash and a $1.0 million note payable upon the earlier of BÂRRX next equity financing or by December 31, 2006. On July 17, 2006, we received full payment against the $1.0 million note, thereby discharging the note. On May 12, 2006, we entered into a license agreement with Novasys Medical, Inc. Pursuant to the agreement, we granted a worldwide, exclusive license to Novasys Medical, Inc. for United States Patent No. 6,971,395 and certain related intellectual property for use in the treatment of Genito-Urinary Conditions in males and females in exchange for $650,000. The decrease in cash used in operating activities from 2005 to 2006 is due primarily to a decrease in net loss, due to our substantial reduction in cash used in sales and marketing, clinical and regulatory spending, and reduction in staff headcount, and offset by cash provided by the BÂRRX license and Novasys Medical, Inc. assignment.

Cash provided by investing activities was $0.5 and $3.3 million in the six months ended June 30, 2006 and 2005 respectively, which consisted primarily of cash provided by net proceeds from net maturities of marketable securities used to fund operations partially offset by the cash used in purchase of property and equipment. As of June 30, 2006, we had no material commitments for capital expenditures.

Cash provided by financing activities was $0.2 million in the six months ended June 30, 2006, primarily related to net cash provided by financing of business insurance. For the same period in 2005 cash provided by financing activities was $11.5 million , due to the private placement of common stock and common stock warrants to investors in the net amount of $11.0 million, in addition to $0.1 million from exercise of stock options and the Employee Stock Purchase Plan, and net cash provided by financing of business insurance in the amount of $0.4 million.

Contractual Obligations

The following table sets forth our contractual obligations at June 30, 2006 and the years in which such obligations are expected to be settled.

	2006	2007	Total
Future minimum lease commitments	$140	$14	$154
Inventory purchase commitments	203	—	203

	$343	$14	$357

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

In July 2006, the FASB issued FASB Interpretation, FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of June 30, 2006, our President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect our internal control over-financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In February 2006, we filed suit against Woodruff-Sawyer & Co., our former insurance broker, seeking compensatory damages arising out of its failure to obtain adequate and reasonable insurance coverage for us, failure to properly advise us in securing adequate insurance coverage and failure to tender a claim to the appropriate insurance company. The case is currently being heard by the Superior Court of the State of California in San Francisco County. The court is requiring the parties to mediate the case by no later then October 6, 2006. To date, the parties have not yet entered into mediation.

Item 1A. Risk Factors

We have limited capital resources and we will need to terminate our operations by the fourth quarter of 2006 unless we are able to raise additional funds.

As of June 30, 2006, we had cash and cash equivalents on hand of $1.7 million and working capital of $3.3 million. We believe that our cash balances will not be sufficient to fund planned expenditures in the fourth quarter of 2006. This raises substantial doubt about our ability to continue as a going concern. We will need to terminate our operations by the fourth quarter of 2006 unless we are able to raise additional funds through the issuance of equity or debt securities in the public or private markets, or the sale of certain of our assets. No assurance can be given that we will be successful in obtaining funds from any of these transactions on acceptable terms, if at all, or if secured, that such funding would be sufficient to continue our operations. Any future equity financing would result in substantial dilution to our stockholders if we were to raise adequate funds for us to maintain our operations for at least 12 months. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. In the absence of funding, we will be required to scale back or terminate operations.

We are experiencing a delay in our ISO re-certification. If we are not re-certified in a timely manner, we may encounter difficulty in fulfilling customer orders from European Union member countries in the future.

Our ISO certification lapsed on July 31, 2006. We are in the process of re-certification. We presently expect to be re-certified by September 2006, but there are no assurances that re-certification will occur in a timely manner. Prior to re-certification, we may continue to fulfill orders from customers within any of the 25 European Union member countries using inventory manufactured prior to the lapse of our certification. While we presently expect to be able to fulfill demand from customers in the European Union in the near future using our existing certified inventory, to the extent we are not re-certified in a timely manner, we will be unable to fulfill orders from customers in European Union member countries.

Our common stock is currently traded on the over-the-counter market, and the liquidity of our stock may be seriously limited.

We have been delisted from the Nasdaq Capital Market. Our common stock is currently traded on the over-the-counter bulletin board. Trading on the over-the-counter bulletin board may adversely impact our stock price and liquidity, and the ability of our stockholders to purchase and sell our shares in an orderly manner. Furthermore, the delisting of our shares could damage our general business reputation and impair our ability to raise additional funds.

We have certain significant contractual obligations, and the payment of them in the near future will adversely affect our operations.

We have potential obligations which are not readily apparent from our financial statements. In particular, we have offered retention bonuses to certain of our employees at the beginning of this year in the aggregate of $580,000. These bonuses are payable upon an employee’s involuntary termination on or prior to December 31, 2006. In addition, we have contractual severance obligations for two of our executive officers totaling $286,000. These payments together represent a potential aggregate obligation of $866,000. In light of our low cash balances, payment for any or all of these obligations will have a material adverse effect on our ability to continue as a going concern.

We may never achieve or maintain significant revenues or profitability.

We have incurred losses every year since we began operations. In particular, we incurred net losses of $11.0 million in 2005, $15.3 million in 2004, and $15.6 million in 2003. As of June 30, 2006, we had an accumulated deficit of approximately $104.9 million. Our revenues are, and will be, derived from the sale of radiofrequency generators and our disposable devices, such as the Stretta Catheter and Secca Handpiece. We have generated limited revenues, and it is possible that we will never generate significant revenue from product sales. Even if we do achieve significant revenues from our product sales, we expect to incur significant net losses over the next several years and these losses may increase. It is possible that we will never achieve profitable operations.

We have recently undergone a restructuring, which could adversely impact our business.

In order to reduce our operating costs, we have recently implemented a restructuring initiative primarily to implement the outsourcing of our disposable component manufacturing. This resulted in a significant reduction in employee headcount from 71 to 23. We entered into a contract for the outsourced manufacturing of our disposable products. These actions significantly change our operations and could have adverse results, including:

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

Although the Secca procedure has been awarded an APC code by the CMS, it has not received a CPT code and there is little data yet regarding the willingness of third-party health care payers to reimburse the costs of the procedure. While we believe that a Level 1CPT code will be issued for the Secca procedure effective from January 1, 2008, depending upon the meeting of the necessary pre-conditions we cannot assure you that the procedure will ever be reimbursed, or that in the event there is reimbursement, that such reimbursement will be adequate. Failure to achieve adequate reimbursement may have a serious negative effect on our ability to grow our revenues.

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

To achieve increasing sales, our products must continue to gain recognition and adoption by physicians who treat gastrointestinal disorders. Our products represent a significant departure from conventional treatment methods. We believe that physicians will not increase rates of adoption of our systems unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that our systems provide an effective and attractive alternative to conventional means of treatment. Currently, there are over 30 peer-reviewed journal articles on the Stretta procedure, including the results of our Stretta randomized trial, and more than six peer-reviewed journal articles on the Secca procedure. Some physicians also may be slow to adopt our products because of perceived liability risks and inadequacy of third-party reimbursement. Future adverse events or recalls could also impact future acceptance rates. Additionally, some of our customers and potential customers also find the 30-45 minutes necessary to perform a Stretta procedure to be a limiting issue, as their endoscopy unit schedule is typically dominated by short diagnostic procedures. Finally, due to our reduced operations, especially in our sales and marketing efforts, and the substantial doubt about our ability to continue as a going concern due to our financial condition, we may have difficulty attracting new physicians and retaining existing physicians. If we cannot achieve increasing physician adoption rates of our products, we may never achieve significant revenues or profitability.

If the safety and efficacy of our products is inconsistent with the safety and efficacy data presented to the FDA, our sales could decline and we could be subject to liability.

We received clearance from the FDA for the use of our Secca system to treat bowel incontinence, for patients who have failed more conservative treatments such as diet modification or biofeedback. This clearance was based upon the study of 50 patients. Safety and efficacy data presented to the FDA for the Secca system was based on six-month follow-up studies on these patients. If subsequent longer-term patient studies or clinical experience indicate that treatment with our Secca system is less safe or less effective than the data presented to the FDA, our sales could decline and we could be subject to significant liability.

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

Companies that have well-established products, reputations and resources dominate the market for the treatment of GERD. Our primary competitors are large medical device manufacturers such as Ethicon Endo Surgery and United States Surgical, manufacturers of instrumentation for anti-reflux surgery, and NDO Surgical, which manufactures an endoscopic sewing device for treating GERD. Other competitive devices may be developed.

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

We have limited sales and marketing resources. For the sale of our products in the United States we rely on a limited number of direct sales representatives along with an indirect sales channel of manufacturers representatives firms. The success of this channel will depend upon a number of factors, many of which are beyond our control. These factors include, but are not limited to, the willingness of such representatives to prioritize the sale of our products and their effectiveness in such sales efforts.

There are significant risks involved in building and managing our sales force and marketing our products, including our:

•	Inability to gain market acceptance of our products and technology;

•	Inability to hire or engage a sufficient number of qualified sales people with the skills and understanding to sell the Stretta and Secca systems effectively;

•	Failure to adequately train our sales force in the use and benefits of our products, making them less effective promoters; and

•	Failure to accurately price our products as attractive alternatives to conventional treatments.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

We distributed our Definitive Proxy Statement, Proxy and Annual Report to Stockholders on or about April 17, 2006 to each stockholder of record as of April 2, 2006, for our Annual Meeting of Stockholders held on June 1, 2006. At our Annual Meeting, the stockholders were asked to consider the election of a Class III director. The nominating committee of the Board of Directors selected a nominee, incumbent director Michael Berman, who ran unopposed. The voting results with respect the election of Mr. Berman, was:

Name	Votes For **	Withheld **
Michael Berman	30,191,220	2,136,325

**	The numbers set forth in this column are presented on a pre split basis.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
3.3(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Bylaws of the registrant.

3.6(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1(1)	Specimen common stock certificate of the registrant.

4.4(3)	Form of Warrant to Purchase Shares of Common Stock.

4.5(4)	Form of Common Stock Purchase Warrant.

10.28(5)	Assignment and License Agreement dated as of March 16, 2006 by and between the registrant and BÂRRX Medical, Inc.

10.29	Assignment and License Agreement dated as of May 12, 2006 by and between the registrant and Novasys Medical, Inc.

31.1	Chief Executive Officer’s Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to Curon’s Registration Statement on Form S-1 (File No. 333-37866) and incorporated herein by reference.
(2)	Filed as an Exhibit to Curon’s report on 8-K filing on June 1, 2005, and incorporated herein by reference.
(3)	Filed as an Exhibit to Curon’s report on 8-K filing on February 6, 2004, and incorporated herein by reference.
(4)	Filed as an Exhibit to Curon’s report on 8-K filing on April 20, 2005, and incorporated herein by reference.
(5)	Filed as an Exhibit to Curon’s report on 8-K filing on March 22, 2006, and incorporated herein by reference.

CURON MEDICAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURON MEDICAL, INC. (Registrant)

Date: August 11, 2006	By:	/s/ LARRY C. HEATON II
Larry C. Heaton II President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ALISTAIR F. MCLAREN
Alistair F. McLaren Vice President of Finance Chief Financial Officer and Chief Information Officer (Principal Financial Officer)